Form 10-Q
period 2016-09-30
Saban Capital Acquisition Corp.
filed 2016-11-14
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   001-37878

Saban Capital Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1296434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10100 Santa Monica Boulevard, 26th Floor Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 557-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At November 11, 2016, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheet

(unaudited)

September 30, 2016
ASSETS
Current Assets:
Cash	$1,120,387
Prepaid expenses	35,170

Total current Assets	1,155,557
Investments held in Trust Account	250,000,000

Total Assets	$251,155,557

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued offering costs	$27,105
Accrued other expenses	74,317
Due to related party	7,849

Total current liabilities	109,271
Deferred underwriting compensation	8,750,000

Total Liabilities	8,859,271

Class A ordinary shares subject to possible redemption, 23,729,628 shares at a redemption value of $10.00 per share	$237,296,280

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,270,372 shares issued and outstanding (excluding 23,729,628 shares subject to redemption)	127
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,250,000 shares issued and outstanding	625
Additional paid-in capital	5,183,595
Accumulated deficit	(184,341)

Total Shareholders’ equity	5,000,006

Total liabilities and shareholders’ equity	$251,155,557

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended September 30, 2016	For the Period from March 15, 2016 (inception) to September 30, 2016
Revenue	$—	$—

Professional fees and other expenses	149,814	171,815
Organizational costs	—	12,526

Net loss attributable to ordinary shares	$(149,814)	$(184,341)

Net loss per ordinary per share:
Class A ordinary shares - basic and diluted	$(0.02)	$(0.03)

Class F ordinary shares - basic and diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the period from March 15, 2016 (inception) to September 30, 2016

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	0	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(794,373)	—	(794,373)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,729,628 shares at a redemption value of $10.00 per share	—	—	(23,729,628)	(2,373)			(237,293,907)	—	(237,296,280)
Net loss attributable to ordinary shares	—	—	—	—	—	—		(184,341)	(184,341)

Balance at September 30, 2016	—	$—	1,270,372	$127	6,250,000	$625	5,183,595	(184,341)	5,000,006

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

For the period from March 15, 2016 (inception) to September 30, 2016
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(184,341)
Changes in operating assets and liabilities
Prepaid expenses	(35,170)
Accrued expenses	74,317

Net cash used by operating activities	(145,194)

Cash flows from investing activities:
Proceeds deposited into Trust Account	(250,000,000)

Net cash used by investing activities	(250,000,000)
Cash flows from financing activities:
Due to related party	7,849
Proceeds from the sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	7,000,000
Proceeds of notes payable from Sponsor	250,000
Payment of underwriters discounts	(5,000,000)
Payment of accrued offering costs	(767,268)
Repayment of notes payable from Sponsor	(250,000)

Net cash provided by financing activities	251,265,581
Net increase in cash	1,120,387
Cash at beginning of period	—

Cash at end of period	$1,120,387

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$8,750,000
Accrued offering costs	$27,105

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Notes to Financial Statements

(unaudited)

Note 1—Description of Organization and Business Operations

Organization and General:

Saban Capital Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 15, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is Saban Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

At September 30, 2016, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through September 30, 2016 relates to the Company’s formation and activities related to the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

Financing:

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 15, 2016. The Public Offering closed on September 21, 2016 (the “Closing Date”). The Company’s Sponsor purchased an aggregate of 7,000,000 warrants at a purchase price of $1.00 per warrant, or $7,000,000 in the aggregate, in a private placement at the Closing Date (the “Private Placement”). The warrants are included in additional paid-in capital at the balance sheet.

The Company intends to finance a Business Combination with a portion of proceeds from its $250,000,000 Public Offering and $7,000,000 Private Placement (see Note 3). At the Closing Date, proceeds from the Public Offering of $250,000,000, net of underwriting discounts of $5,000,000, and $5,000,000 of the Private Placement proceeds, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At September 30, 2016, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

Funds will remain in the Trust Account except for the withdrawal of interest to pay taxes, if any, until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares (as defined below) properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 24 months from the closing of this offering, or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the

Business Combination within 24 months from the closing of this offering, subject to applicable law. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, the “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account, net of any deferred underwriting commissions and taxes payable on interest earned, at the time of the Company signing a definitive agreement to proceed with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by NASDAQ rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for its Public Shares in connection with a Business Combination, a public shareholder will have the right to redeem its Public Shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such Public Shares will be recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has 24 months from the Closing Date to complete a Business Combination. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within 24 months after the Closing Date. However, if the Initial Shareholders acquire Public Shares after the Public

Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Closing Date.

If the Company fails to complete a Business Combination within 24 months after the Closing Date, the resulting redemption of the Company’s Class A ordinary shares will reduce the book value per share for the Founder Shares held by the Initial Shareholders, who would be the only remaining shareholders after such a redemption.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2016 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final Prospectus dated September 15, 2016 filed by the Company with the SEC and the audited balance sheet and notes thereto included the Current Report on Form 8-K dated September 21, 2016 filed by the Company with the SEC.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2016, 23,729,628 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Loss per Ordinary Share:

We have two classes of ordinary shares, which we refer to as Class A ordinary shares and Class F ordinary shares. Our public shareholders have the opportunity to redeem their shares upon the completion of our Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding public shares, subject to certain limitations. Accordingly, we use the two-class method to compute our earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At September 30, 2016, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net loss per share for each class of our ordinary shares:

	Three Months Ended Sept. 30, 2016		For the Period from March 15, 2016 (inception) to September 30, 2016
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(42,128)	$(107,686)	$(31,891)	$(152,450)

Denominator:
Weighted-average shares outstanding	2,445,650	6,250,000	1,130,000	5,401,875
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Use of Estimates:

The preparation of the Company’s balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs:

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. The Company incurred offering costs in connection with its Public Offering of $794,373, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with underwriter discounts totalling $13,750,000, were charged to additional paid-in capital at the Closing Date.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking. Consequently, income taxes have not been reflected in the Financial Statements.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

In its Public Offering, the Company sold 25,000,000 units at a price of $10.00 per unit (the “Units”). Each unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value per share (each, a “Public Share”), and one half of one warrant (“Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Warrants may be exercised only for a whole number of Class A ordinary shares; no fractional shares will be issued upon exercise of the Warrants. Each Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months after the Closing Date, and will expire after the earlier of five years after the completion of the initial Business Combination, or upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Closing Date, the Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 25,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Public Shares equals or exceeds $18.00 (subject to adjustments) per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders. The Company has agreed to use its best efforts to file a registration statement for the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act as soon as practicable, but in no event later than 15 business days following the completion of the initial Business Combination.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $5,000,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount is recorded as deferred underwriter compensation at the Company’s balance sheet.

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 founder shares from the Sponsor at their original per share issuance price and subsequently issued such number of founder shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, the Company’s Sponsor transferred 30,000 founder shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received founder shares, the “Initial Shareholders). On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of founder shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of founder shares by our initial shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering.

Private Placement Warrants

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 7,000,000 warrants at a price of $1.00 per warrant, or $7,000,000 in the aggregate, in a Private Placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants may not be redeemed by the Company so long as they are held by the Sponsor. If any Private Placement Warrants are held by holders other than the Sponsor or certain permitted transferees, such Private Placement Warrants will be redeemable and exercisable by the holders on the same basis as the Warrants included in the Units sold under the Public Offering. The Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months after the Closing Date, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants, have registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register the Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Closing Date, the Company’s Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were netted against proceeds from the Sponsor at the Closing Date.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Company which advanced various costs on behalf of the Company. Total related party advances amounted to $63,183 for the period March 15, 2016 (inception) through September 30, 2016 and were reported as deferred offering costs and general and administrative expenses. As of September 30, 2016, the amount due to related party was $7,849.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Note 5—Cash Held in Trust

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Closing Date. At September 30, 2016, funds in the Trust Account totaled $250,000,000 and were held in money market funds.

Note 6—Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Closing Date.

Note 7—Shareholder’s Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At September 30, 2016, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,729,628 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share. Class F ordinary shares are automatically converted to Class A common shares on a one-for-one basis at the time of a Business Combination, subject to certain adjustments. The Initial Shareholders and sole holders of Class F ordinary shares (“Founder Shares”) have agreed not to transfer, assign or sell any Class F ordinary shares during the lock up period, subject to certain exceptions. At September 30, 2016, there were 6,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At September 30, 2016, there were no preferred shares issued or outstanding.

Note 8—Subsequent Events

Subsequent Events:

Management has performed an evaluation of subsequent events through November 14, 2016, the date of issuance of the financial statements, noting no other items which require adjustment or disclosure, other than the following:

On November 4, 2016, the Company issued a press release announcing that the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units commencing on November 7, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Saban Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2016 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to consummate a Business Combination using cash from the proceeds of our public offering (the “Public Offering”) that closed on September 21, 2016 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

The issuance of additional ordinary shares in a business combination:

•	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class F ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class F ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change in control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants to purchase our Class A ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

At September 30, 2016, we held cash of $1,120,837, current liabilities of $109,271 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2016, we incurred a net loss of $149,814. For the period from March 15, 2016 (“Inception”) through September 30, 2016, we incurred a net loss of $184,341. Our business activities from Inception through September 30, 2016 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to our Public Offering, on April 11, 2016, the Saban Sponsor LLC a Delaware limited liability company (the “Sponsor”) purchased 5,750,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 founder shares from the Sponsor at their original per share issuance price and subsequently issued such number of founder shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, the Company’s Sponsor transferred 30,000 founder shares to each of the Company’s independent director nominees at their original purchase price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of founder shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of founder shares by our initial shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering.

On September 21, 2016, we consummated the Public Offering of 25,000,000 units (which included the exercise of 1,500,000 units of the underwriters’ 1,500,000 unit over-allotment option) at a price of $10.00 per unit generating gross proceeds of $250,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, on the Close Date, we effected the private sale of an aggregate of 7,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $250,000,000 and $7,000,000, respectively, for an aggregate of $257,000,000. $250,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Close Date, of the remaining $7,000,000, $5,000,000 was used to pay underwriting discounts and $250,000 was used to repay notes payable to the Sponsor, with the balance held outside of the Trust Account, and reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At September 30, 2016, funds held in the Trust Account consisted solely of money market funds.

At September 30, 2016, we had cash held outside of the Trust Account of $1,120,837, which is available to fund our working capital requirements.

At September 30, 2016, we had current liabilities of $109,271, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and sale of Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account would be utilized for such repayment prior to an initial Business Combination. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months from the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to use substantially all of the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $794,373, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $13,750,000, were charged to additional paid-in capital at the Close Date.

Redeemable Ordinary Shares

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2016, 23,729,628 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2016, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As of September 21, 2016, the proceeds from the Public Offering were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At September 30, 2016, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7. Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

At September 30, 2016, $250,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Prospectus dated September 15, 2016, which was filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus dated September 15, 2016 which was filed with the SEC. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On April 11, 2016, the Saban Sponsor LLC, a Delaware limited liability company (the “Sponsor”), purchased 5,750,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. In August 2016, the Company repurchased 99,000 founder shares from the Sponsor at their original per share issuance price and subsequently issued such number of founder shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. Such securities were issued pursuant to the Plan to certain of the Company’s employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purpose of the Plan is to provide incentive to the Company’s independent directors, employees and consultants to further our growth, development and financial success through the ownership of the Company’s shares by them. In September 2016, the Company’s Sponsor transferred 30,000 founder shares to each of the Company’s independent director nominees at their original purchase price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of founder shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of founder shares by our initial shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering.

Simultaneously with the consummation of the Public Offering, on the Close Date we effected the private sale of an aggregate of 7,000,000 Private Placement Warrants, each whole warrant exercisable to purchase one Class A ordinary share $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $7,000,000. The Private Placement Warrants are substantially similar to the warrants underlying the units issued in the Public Offering, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On September 15, 2016, our registration statements on Form S-1 (File Nos. 333-213259 and 333-213652) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 25,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $250,000,000, with each Unit consisting of one Class A ordinary share and one Warrant. Each Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Deutsche Bank Securities Inc. and Goldman Sachs & Co. acted as underwriters (the “Underwriters”). The Public Offering was consummated on September 21, 2016.

Proceeds of $250,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $8,750,000, are held in the Trust Account at September 30, 2016. We paid $5,000,000 in underwriting discounts and incurred offering costs of $794,373 related to the Public Offering. In addition, the Underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $250,000 in non-interest bearing loans made to us by the Sponsor to cover expenses related to the Public Offering. Other than the repayment of the loans, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 15, 2016 which was filed with the SEC.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The following exhibits are filed as part of or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits

4.4*	Warrant Agreement, dated September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1*	Letter Agreement, dated September 15, 2015, among the Company, the Sponsor, the Company’s officers and directors and other investment professionals party thereto.

10.2*	Investment Management Trust Agreement, dated September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3*	Registration Rights Agreement, dated September 15, 2016, among the Company, the Sponsor and certain other security holders named therein.

10.4*	Administrative Services Agreement, dated September 15, 2016, between the Company and Saban Capital Group, Inc.

10.5*	Sponsor Warrants Purchase Agreement, dated September 15, 2016, between the Company and the Sponsor

10.6*	Indemnity Agreement, dated September 15, 2016, between the Company and Haim Saban.

10.7*	Indemnity Agreement, dated September 15, 2016, between the Company and Adam Chesnoff.

10.8*	Indemnity Agreement, dated September 15, 2016, between the Company and Chase Carey.

10.9*	Indemnity Agreement, dated September 15, 2016, between the Company and James A. Rasulo.

Exhibit No.	Description of Exhibits

10.10*	Indemnity Agreement, dated September 15, 2016, between the Company and Bruce Rosenblum.

10.11*	Indemnity Agreement, dated September 15, 2016, between the Company and Fred Gluckman.

10.12*	Indemnity Agreement, dated September 15, 2016, between the Company and Philip Han.

10.13*	Indemnity Agreement, dated September 15, 2016, between the Company and Niveen Tadros.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saban Capital Acquisitions Corp.

Date: November 14, 2016	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Fred Gluckman

Fred Gluckman
Chief Financial Officer (Principal Financial and Accounting

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

4.4*	Warrant Agreement, dated September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1*	Letter Agreement, dated September 15, 2015, among the Company, the Sponsor, the Company’s officers and directors and other investment professionals party thereto.

10.2*	Investment Management Trust Agreement, dated September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3*	Registration Rights Agreement, dated September 15, 2016, among the Company, the Sponsor and certain other security holders named therein.

10.4*	Administrative Services Agreement, dated September 15, 2016, between the Company and Saban Capital Group, Inc.

10.5*	Sponsor Warrants Purchase Agreement, dated September 15, 2016, between the Company and the Sponsor

10.6*	Indemnity Agreement, dated September 15, 2016, between the Company and Haim Saban.

10.7*	Indemnity Agreement, dated September 15, 2016, between the Company and Adam Chesnoff.

10.8*	Indemnity Agreement, dated September 15, 2016, between the Company and Chase Carey.

10.9*	Indemnity Agreement, dated September 15, 2016, between the Company and James A. Rasulo.

10.10*	Indemnity Agreement, dated September 15, 2016, between the Company and Bruce Rosenblum.

10.11*	Indemnity Agreement, dated September 15, 2016, between the Company and Fred Gluckman.

10.12*	Indemnity Agreement, dated September 15, 2016, between the Company and Philip Han.

10.13*	Indemnity Agreement, dated September 15, 2016, between the Company and Niveen Tadros.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.