Form 10-Q
period 2017-03-31
Saban Capital Acquisition Corp.
filed 2017-05-11
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 9, 2017, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$628,052	$787,889
Prepaid expenses	136,085	163,274

Total current Assets	764,137	951,163
Investments held in Trust Account	250,306,920	250,095,953

Total Assets	$251,071,057	$251,047,116

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$117,473	$81,738
Due to related party	4,600	4,849

Total current liabilities	122,073	86,587
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	8,872,073	8,836,587

Class A ordinary shares subject to possible redemptions; 23,719,898 shares and 23,721,053 shares at March 31, 2017 and December 31, 2016 respectively	$237,198,983	$237,210,528

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,280,102 shares and 1,278,947 Class A shares issued and outstanding excluding 23,719,898 and 23,721,053 shares subject to redemption at March 31, 2017 and December 31, 2016, respectively	128	128
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,250,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	625	625
Additional paid-in capital	5,272,445	5,260,901
Accumulated deficit	(273,197)	(261,653)

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$251,071,057	$251,047,116

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

For the Three Months Ended March 31, 2017
Revenue
Interest Income	$210,968

Total Revenue	210,968
Professional fees and other expenses	222,512

Net loss attributable to ordinary shares	$(11,544)

Net loss per ordinary share:
Class A ordinary shares - basic and diluted	$0.00

Class F ordinary shares - basic and diluted	$(0.01)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2017

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)			(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption			16,373	2			163,730		163,732
Net loss attributable to ordinary shares								(261,653)	(261,653)

Balance at December 31,2016			1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001

Change in Shares Subject to Possible Redemption 23,719,898 shares at redemption value of $10.00 per share			1,155				11,544		11,544
Net loss attributable to ordinary shares	—	—	—	—	—	—		(11,544)	(11,544)

Balance at March 31, 2017	—	$—	1,280,102	$128	6,250,000	$625	$5,272,445	$(273,197)	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

For the Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(11,544)
Changes in operating assets and liabilities
Prepaid expenses	27,189
Accrued expenses	35,735
Interest on Investments Held in Trust Account	(210,968)

Net cash used by operating activities	(159,588)
Cash flows from financing activities:
Due to related party	(249)

Net cash provided by financing activities	(249)

Net decrease in cash	(159,837)
Cash at beginning of period	787,889

Cash at end of period	$628,052

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Notes to Unaudited Condensed Interim Financial Statements

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

At March 31, 2017, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through March 31, 2017 relates to the Company’s formation and activities related to the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

Cash

Cash consisted of cash held at one U.S. financial institution, and is subject to credit risk to the extent that the balance exceeds federal deposit insurance limits.

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

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At March 31, 2017, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at March 31, 2017, 23,719,898 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Loss per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding public shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At March 31, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net loss per share for each class of the ordinary shares:

	Three Months Ended March 31, 2017
	Class A	Class F
Revenue:
Interest income	$210,968
Operating expenses:
Professional fees and other expenses	$178,010	$44,502

Numerator:
Allocation of net loss	$32,958	$(44,502)

Denominator:
Weighted-average shares outstanding	25,000,000	6,250,000
Basic and diluted net loss per share	$0.00	$(0.01)

Use of Estimates:

The preparation of the Company’s balance sheet in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of us or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to the Company shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. Consequently, income taxes have not been reflected in the Financial Statements.

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

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received founder shares, the “Initial Shareholders”). On September 15, 2016, the Company effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by the Initial Shareholders at 20% of the Company’s issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, the Sponsor held 6,044,570 Founder Shares, each of the Company’s three independent directors owned 32,610 Founder Shares, and the other individuals, including the Company’s executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founders Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and the Sponsor thereafter held 6,037,070 Founders Shares.

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

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid by netting against proceeds received from the Sponsor at the Close Date.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $6,013 for the period January 1, 2017 through March 31, 2017 and were reported as general and administrative expenses. As of March 31, 2017, the amount due to related party was $4,600.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the period from January 1, 2017 to March 31, 2017, the Company incurred expenses of $30,000 under this agreement.

Other Related Party Transactions

The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

The Company’s audit committee will review on a quarterly basis all payments that were made to its Sponsor, officers, directors or the Company’s or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf, although no such reimbursements will be made from the proceeds of the Public Offering held in the Trust Account prior to the completion of the Business Combination.

In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company complete a Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

The Company is not prohibited from pursuing a Business Combination with a company that is affiliated with its Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with its Sponsor, officers or directors. In the event the Company seeks to complete a Business Combination with a target that is affiliated with its Sponsor, officers or directors, the Company, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial Business Combination is fair to the Company from a financial point of view. The Company is not required to obtain an opinion with respect to the fairness of the Business Combination in any other context.

After the Business Combination, directors or members of the Company’s management team who remain with the Company may be paid consulting, management or other compensation from the combined company. All of this compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to the Company’s shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to the Company’s executive officers after the completion of its initial business combination will be determined by a compensation committee constituted solely by independent directors.

Note 5—Investments Held in Trust

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At March 31, 2017, funds in the Trust Account totaled $250,306,920 and were held in money market funds.

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

Note 7—Shareholder’s Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At March 31, 2017, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,719,898 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share. Class F ordinary shares are automatically converted to Class A common shares on a one-for-one basis at the time of a Business Combination, subject to certain adjustments. The Initial Shareholders, the sole holders of Class F ordinary shares have agreed not to transfer, assign or sell any Class F ordinary shares during the lock up period, subject to certain exceptions. At March 31, 2017, there were 6,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At March 31, 2017, there were no preferred shares issued or outstanding.

Note 8—Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e. the exit price) in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2017	Quoted Prices in Active Markets (Level 1)	significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments and cash held in Trust Account	$250,306,920	$250,306,920	—	—

Total	$250,306,920	$250,306,920	—	—

Note 9—Subsequent Events

Subsequent Events:

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Saban Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2017 (our “Annual Report”) and in other reports we file with the SEC. Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2016 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on September 21, 2016 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances, if any, of our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in a Business Combination:

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

At March 31, 2017, we held cash of $628,052, current liabilities of $122,073 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2017, we incurred a net loss of $11,544. Our business activities consisted solely of interest income of $210,968 earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On April 11, 2016, Saban Sponsor LLC a Delaware limited liability company (our “Sponsor”), purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of our three independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The 2016 Share Award Plan held 107,600 Founder Shares.

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

On September 21, 2016 we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that we are subject to material interest rate risk.

On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, we acquired 25,110 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, we re-issued such 25,110 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and our Sponsor thereafter held 6,037,070 Founders Shares.

At March 31, 2017, funds held in the Trust Account consisted solely of cash and investments. At March 31, 2017, we had cash held outside of the Trust Account of $628,052, which is available to fund our working capital requirements.

At March 31, 2017, we had current liabilities of $122,073, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after March 31, 2017 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares (as defined below), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period. We intend to use substantially all of the funds held in the Trust Account, including any mounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw up to $50,000 of interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, utilities and secretarial and administrative services to an affiliate of our Sponsor and the deferred underwriting compensation as further described in Note 6. The agreement terminates upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at March 31, 2017, 23,719,898 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2017, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding public shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At March 31, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At March 31, 2017, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At March 31, 2017, $250,306,920 (including accrued interest) was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As of March 31, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)] under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending or to our knowledge, threatened, against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10K for the period ended December 31, 2016, which was filed with the SEC on March 29, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,110 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and our Sponsor thereafter held 6,037,070 Founders Shares.

The sale of the above securities by the Company was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 3. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our unaudited condensed financial statements and the notes related thereto elsewhere in this Quarterly Report on Form 10-Q.

Statement of Operations Data
March 31, 2017
Net loss attributable to Class A ordinary shares	$32,958
Net loss attributable to Class F ordinary shares	(44,502)

Net loss attributable to total ordinary shares	$(11,544)

Per share data:
Basic and diluted net loss per Class A ordinary shares	$0.00
Basic and diluted net loss per Class F ordinary shares	$(0.01)

Weighted Average Class A ordinary shares outstanding	25,000,000
Weighted Average Class F ordinary shares outstanding	6,250,000

Balance Sheet Data
March 31, 2017
Total assets	$251,071,057
Total liabilities	$8,872,073

Working capital	$242,198,984
Class A ordinary shares subject to possible redemption (23,719,898 shares at $10.00 per share)	$237,198,983

Shareholders’ equity	$5,000,001

At March 31, 2017 total assets included $250,306,920 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 4.   Defaults Upon Senior Securities.

None.

Item 5.   Mine Safety Disclosures.

None.

Item 6.   Other Information.

None.

Item 7.   Exhibits.

The following exhibits are filed as part of or incorporated by reference into, this Quarterly Report on Form 10-Q

Exhibit Number	Description

10.1*	Share Purchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Casey Wasserman.

10.2*	Share Repurchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Bruce Rosenblum.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saban Capital Acquisitions Corp.

Date: May 11, 2017	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Fred Gluckman

Fred Gluckman
Chief Financial Officer (Principal Financial and Accounting

Exhibit Index

Exhibit Number	Description

10.1*	Share Purchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Casey Wasserman.

10.2*	Share Repurchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Bruce Rosenblum.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.