Form 10-Q/A
period 2017-03-31
Saban Capital Acquisition Corp.
filed 2017-08-14
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Saban Capital Acquisition Corp. is filing this Form 10-Q/A to amend Exhibit 32.1 and Exhibit 32.2 to its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Original Filing”), previously filed with the Securities and Exchange Commission on May 11, 2017. Exhibit 32.1 and Exhibit 32.2 are being amended to correct typographical errors that indicated the quarterly report was dated as of September 30, 2016.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A does not modify or update disclosures in the Original Filing or reflect events subsequent to the Original Filing.

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

Saban Capital Acquisitions Corp.

Date: August 11, 2017	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Fred Gluckman

Fred Gluckman
Chief Financial Officer (Principal Financial and Accounting

Exhibit Index

Exhibit Number	Description

10.1*	Share Purchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Casey Wasserman.

10.2*	Share Repurchase Agreement, dated as of March 16, 2017, among the Company, Saban Sponsor LLC and Bruce Rosenblum.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.