Form 10-Q
period 2017-06-30
Saban Capital Acquisition Corp.
filed 2017-08-14
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 8, 2017, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,243,480 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$472,773	$787,889
Prepaid expenses	108,569	163,274

Total current assets	581,342	951,163
Investments held in Trust Account	250,642,219	250,095,953

Total Assets	$251,223,561	$251,047,116

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$64,496	$81,738
Due to related party	—	4,849

Total current liabilities	64,496	86,587
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	8,814,496	8,836,587

Class A ordinary shares subject to possible redemptions; 23,740,906 shares and 23,721,053 shares at June 30, 2017 and December 31, 2016 respectively	$237,409,064	$237,210,528

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,259,094 shares and 1,278,947 Class A shares issued and outstanding excluding 23,740,906 and 23,721,053 shares subject to redemption at June 30, 2017 and December 31, 2016, respectively	126	128
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,250,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	625	625
Additional paid-in capital	5,062,367	5,260,901
Accumulated deficit	(63,117)	(261,653)

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$251,223,561	$251,047,116

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Period from March 15, 2016 (inception) to June 30, 2016
Revenue
Interest Income	$335,299	$—	$546,266	$—

Total Revenue	335,299	—	546,266	—
Professional fees and other expenses	125,218	22,000	347,730	22,000
Organizational costs	—	7,526	—	12,526

Net loss attributable to ordinary shares	$210,081	$(29,526)	$198,536	$(34,526)

Net loss per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$—	$0.01	$—

Class F ordinary shares - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2017

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)	—	—	(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption	—	—	16,373	2	—	—	163,730	—	163,732
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(261,653)	(261,653)

Balance at December 31, 2016	—	$—	1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Change in Shares Subject to Possible Redemption 23,740,906 shares at redemption value of $10.00 per share	—	—	(19,853)	(2)	—	—	(198,534)	—	(198,536)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	198,536	198,536

Balance at June 30, 2017	—	$—	1,259,094	$126	6,250,000	$625	$5,062,367	$(63,117)	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2017	For the Period from March 15, 2016 (inception) to June 30, 2016
Cash flows from operating activities:
Net loss attributable to ordinary shares	$198,536	$(34,526)
Changes in deferred offering costs associated with proposed offering	—	(122,610)
Changes in operating assets and liabilities
Prepaid expenses	54,705	—
Accrued expenses	(17,242)	77,677
Interest on Investments Held in Trust Account	(546,266)	—

Net cash used by operating activities	(310,267)	(79,459)
Cash flows from financing activities:
Due to related party	(4,849)	—
Proceeds from the sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds of notes payable from Sponsor	—	150,000

Net cash provided by financing activities	(4,849)	175,000

Net decrease in cash	(315,116)	95,541
Cash at beginning of period	787,889	—

Cash at end of period	$472,773	$95,541

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

At June 30, 2017, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through June 30, 2017 relates to the Company’s formation and activities related to the initial public offering of units, each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

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

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At June 30, 2017, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2017 and the results of operations for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and the period from Inception to June 30, 2016 and cash flows for the six months ended June 30, 2017 and the period from Inception to June 30, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at June 30, 2017, 23,740,906 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income /(Loss) per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At June 30, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net income per share for each class of the ordinary shares:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		March 15, 2016 (Inception) to June 30, 2016
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$335,299	$—	$—	$—	$546,266	$—	$—	$—
Operating expenses:
Professional fees and other expenses	$100,175	$25,043	$—	$22,000	$278,184	$69,546	$—	$22,000

Organizational costs	$—	$—	$—	$7,526	$—	$—	$—	$12,526

Numerator:
Allocation of net income/(loss)	$235,124	$(25,043)	$—	$(29,526)	$268,082	$(69,546)	$—	$(34,526)

Denominator:
Weighted average ordinary shares outstanding	25,000,000	6,250,000	—	5,494,506	25,000,000	6,250,000	—	5,494,506
Basic and diluted net income/(loss) per share	$0.01	$(0.00)	$—	$(0.01)	$0.01	$(0.01)	$—	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of us or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to the Company shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. Further, the Government of the Cayman Islands will not, under existing legislation, impose any income tax upon the Company. Consequently, income taxes have not been reflected in the Company’s Financial Statements.

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

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received Founder Shares including Mr. Wasserman, as described below, the “Initial Shareholders”). On September 15, 2016, the Company effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by the Initial Shareholders at 20% of the Company’s issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, the Sponsor held 6,044,570 Founder Shares, each of the Company’s three independent directors owned 32,610 Founder Shares, and the other individuals, including the Company’s executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with

Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founders Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and the Sponsor thereafter held 6,037,070 Founders Shares.

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founders Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founders Shares to 6,243,480.

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

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. As of June 30, 2016, $150,000 of such promissory notes were outstanding. These notes were non-interest bearing and were repaid by netting against proceeds received from the Sponsor at the Close Date.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $26,734 for the period January 1, 2017 through June 30, 2017 and were reported as general and administrative expenses. As of June 30, 2017, the amount due to related party was $0. Total related party advances and the amount due were $0 for the period March 15, 2016 (inception) through and as of June 30, 2016.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three months and six months ended June 30, 2017, the Company incurred expenses of $30,000 and $60,000, respectively under this agreement. For the period from inception to June 30, 2016, the Company incurred no such expenses. The Company incurred no such expenses for the three month period ended June 30, 2016.

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

Note 5—Investments Held in Trust

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At June 30, 2017, funds in the Trust Account totaled $250,642,219 and were held in money market funds.

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

Note 7—Shareholder’s Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At June 30, 2017, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,740,906 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share. Class F ordinary shares will be automatically converted to Class A common shares at the time of a Business Combination, initially on a one-for-one basis, subject to certain adjustments. The Initial Shareholders, the sole holders of Class F ordinary shares have agreed not to transfer, assign or sell any Class F ordinary shares during the lock up period, subject to certain exceptions. At June 30, 2017, there were 6,250,000 Class F ordinary shares issued and outstanding.

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At June 30, 2017, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	December 31, 2016
Investments and cash held in Trust Account	$250,642,219	$250,642,219	—	—	$250,095,953

Total	$250,642,219	$250,642,219	—	—	$250,095,953

There were no assets held in Trust as of June 30, 2016.

Note 9—Subsequent Events

Subsequent Events:

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founders Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founders Shares to 6,243,480.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2016 and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on September 21, 2016 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances, if any, of our shares, debt or a combination of cash, shares and debt.

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

At June 30, 2017, we held cash of $472,773, current liabilities of $64,496 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2017, the six months ended June 30, 2017, the three months ended June 30, 2016, and the period from March 15, 2016 (inception) to June 30, 2016 we had income/(loss) from operations of $210,081, $198,536, ($29,526) and ($34,526), respectively. Our business activities consisted solely of interest income of $335,299 for the three months ended June 30, 2017, $546,266 for the six months ended June 30, 2017, $0 from inception through June 30, 2016, and $95,953 from inception through December 31, 2016 earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On April 11, 2016, Saban Sponsor LLC a Delaware limited liability company (our “Sponsor”), purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of our three independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The 2016 Share Award Plan held 107,600 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founders Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founders Shares to 6,243,480, and reducing the number of Founders Shares held collectively by individuals previously awarded Founders Shares under The 2016 Share Award Plan from 107,600 to 101,080.

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

On June 26, 2017, as discussed above, the Company entered into agreements to repurchase 6,520 Founders Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founders Shares to 6,243,480.

At June 30, 2017, funds held in the Trust Account consisted solely of cash and investments. At June 30, 2017, we had cash held outside of the Trust Account of $472,773, which is available to fund our working capital requirements.

At June 30, 2017, we had current liabilities of $64,496, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after June 30, 2017 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Public Shares (defined below) upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at June 30, 2017, 23,740,906 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

Net Income/(Loss) per Ordinary Share

Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2017, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At June 30, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At June 30, 2017, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At June 30, 2017 and December 31, 2016, $250,642,219 and $250,095,953 (including accrued interest) respectively, were held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As of June 30, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.   Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our unaudited condensed financial statements and the notes related thereto elsewhere in this Quarterly Report on Form 10-Q.

Statement of Operations Data
	For the six Months Ended June 30, 2017	For the Period from March 15, 2016 (inception) to June 30, 2016	For the Period from March 15, 2016 (inception) to December 31, 2016
Net income (loss) attributable to Class A ordinary shares	$268,083	$—	$(84,794)
Net income (loss) attributable to Class F ordinary shares	(69,546)	(34,526)	(176,859)

Net income (loss) attributable to total ordinary shares	$198,537	$(34,526)	$(261,653)

Per share data:
Basic and diluted net income (loss) per Class A ordinary shares	$0.01	$—	$(0.01)
Basic and diluted net income (loss) per Class F ordinary shares	$(0.01)	$(0.01)	$(0.03)

Weighted Average Class A ordinary shares outstanding	25,000,000	—	8,677,500
Weighted Average Class F ordinary shares outstanding	6,250,000	5,494,506	5,670,000

Balance Sheet Data
	June 30, 2017		December 31, 2016
Total assets	$251,223,560		$251,047,116
Total liabilities	$8,814,496		$8,836,587

Working capital	$242,409,064		$242,210,529
Class A ordinary shares subject to possible redemption (23,740,916 shares at $10.00 per share at June 30, 2017, N/A at June 30, 2016, and 23,721,053 at December 31, 2016)	$237,409,063		$237,210,528

Shareholders’ equity	$5,000,001		$5,000,001

At June 30, 2017 and December 31, 2016 total assets included $250,642,219 and $250,095,953 respectively held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

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