Form 10-Q
period 2017-09-30
Saban Capital Acquisition Corp.
filed 2017-11-07
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 27, 2017, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,243,480 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$382,686	$787,889
Prepaid expenses	84,156	163,274

Total current assets	466,842	951,163
Investments held in Trust Account	251,152,697	250,095,953

Total Assets	$251,619,539	$251,047,116

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$122,848	$81,738
Due to related party	—	4,849

Total current liabilities	122,848	86,587
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	8,872,848	8,836,587

Class A ordinary shares subject to possible redemptions; 23,774,669 shares and 23,721,053 shares at September 30, 2017 and December 31, 2016 respectively	$237,746,690	$237,210,528

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,225,331 shares and 1,278,947 Class A shares issued and outstanding excluding 23,774,669 and 23,721,053 shares subject to redemption at September 30, 2017 and December 31, 2016, respectively	123	128
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 and 6,250,000 outstanding at September 30, 2017 and December 31, 2016, respectively	624	625
Additional paid-in capital	4,724,721	5,260,901
Accumulated deficit and surplus	274,533	(261,653)

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$251,619,539	$251,047,116

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Period from March 15, 2016 (inception) to September 30, 2016
Revenue
Interest Income	$510,478	$—	$1,056,744	$—

Total Revenue	510,478	—	1,056,744	—
Professional fees and other expenses	172,827	149,814	520,558	171,815
Organizational costs	—	—	—	12,526

Net income/(loss) attributable to ordinary shares	$337,651	$(149,814)	$536,186	$(184,341)

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$(0.02)	$0.03	$(0.04)

Class F ordinary shares - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)	—	—	(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption	—	—	16,373	2	—	—	163,730	—	163,732
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(261,653)	(261,653)

Balance at December 31, 2016	—	$—	1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F shares	—	—			(6,520)	(1)	(23)		(24)
Change in Shares Subject to Possible Redemption 23,774,669 shares at redemption value of $10.00 per share	—	—	(53,616)	(5)	—	—	(536,157)	—	(536,162)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	536,186	536,186

Balance at September 30, 2017	—	$—	1,225,331	$123	6,243,480	$624	$4,724,721	$274,533	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2017	For the Period from March 15, 2016 (inception) to September 30, 2016
Cash flows from operating activities:
Net income/(loss) attributable to ordinary shares	$536,186	$(184,341)
Changes in operating assets and liabilities
Prepaid expenses	79,118	(35,170)
Accrued expenses	41,110	74,317
Interest on Investments Held in Trust Account	(1,056,744)	—

Net cash used by operating activities	(400,330)	(145,194)

Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(250,000,000)

Net cash used by investing activities	—	(250,000,000)

Cash flows from financing activities:
Due (to)/from related party	(4,849)	7,849
Payment for purchase of Class F ordinary shares	(24)	—
Proceeds from the sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	7,000,000
Proceeds of notes payable from Sponsor	—	250,000
Payment of underwriters discounts	—	(5,000,000)
Payment of accrued offering costs	—	(767,268)
Repayment of notes payable from Sponsor	—	(250,000)

Net cash provided by financing activities	(4,873)	251,265,581

Net increase/(decrease) in cash	(405,203)	1,120,387
Cash at beginning of period	787,889	—

Cash at end of period	$382,686	$1,120,387

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

At September 30, 2017, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through September 30, 2017 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

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

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At September 30, 2017, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

Funds will remain in the Trust Account except for the withdrawal of interest to pay taxes, if any, until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares (as defined below) properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 24 months from the Close Date, or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2017 and the results of its operations for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and the period from Inception to September 30, 2016 and cash flows for the nine months ended September 30, 2017 and the period from Inception to September 30, 2016. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at September 30, 2017, 23,774,669 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income /(Loss) per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At September 30, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net income per share for each class of the ordinary shares:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		March 15, 2016 (Inception) to September 30, 2016
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$510,478	$—	$—	$—	$1,056,744	$—	$—	$—
Operating expenses:
Professional fees and other expenses	$138,285	$34,542	$42,135	$107,679	$416,473	$104,085	$42,135	$129,680

Organizational costs	$—	$—	$—	$—	$—	$—	$—	$12,526

Numerator:
Allocation of net income/(loss)	$372,193	$(34,542)	$(42,135)	$(107,679)	$640,271	$(104,085)	$(42,135)	$(142,206)

Denominator:
Weighted average ordinary shares outstanding	25,000,000	6,244,756	2,445,650	6,250,000	25,000,000	6,248,014	1,130,000	5,401,875
Basic and diluted net income/(loss) per share	$0.01	$(0.01)	$(0.02)	$(0.02)	$0.03	$(0.02)	$(0.04)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of us or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to the Company shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. Further, the Government of the Cayman Islands will not, under existing legislation, impose any income tax upon the Company. Consequently, income taxes have not been reflected in the Company’s Financial Statements.

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

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who will assist in the evaluation of investment opportunities, including 10,000 Founder Shares to Adam Chesnoff, the Company’s Director, President and Chief Executive Officer, 8,000 Founder Shares to Niveen Tadros, the Company’s Executive Vice President and General Counsel, 6,000 Founder Shares to Fred Gluckman, the Company’s Executive Vice President and Chief Financial Officer, and 4,000 Founder Shares to Philip Han, the Company’s Executive Vice President and Chief Investment Officer. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors at their original per share issue price. On September 15, 2016, the Company effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by the Initial Shareholders at 20% of the Company’s issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, the Sponsor held 6,044,570 Founder Shares, each of the Company’s three independent directors owned 32,610 Founder Shares, and the other individuals, including the Company’s executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founder Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founder Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founder Shares and the Sponsor thereafter held 6,037,070 Founder Shares. The Sponsor, executive officers, former and current independent directors, and individuals assisting the Company with the evaluation of investment opportunities who have been granted Founder Shares under the Plan, collectively are referred to herein as the “Initial Shareholders”).

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

The Founder Shares are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) the Initial Shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and the Public Shares in connection with the completion of a Business Combination and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within such time period; (iii) the Founder Shares are automatically convertible into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s Articles; and (iv) the Founder Shares are subject to registration rights. If the Company submits a Business Combination to its public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination. Permitted transferees of the Initial Shareholders will be subject to the same obligations of the Initial Shareholders.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the Business Combination. If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the Close Date requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period, which occurs: (i) in the case of the Founder Shares, on the earlier of (A) one year after the completion of a Business Combination or (B) if, subsequent to a Business Combination, (x) the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid by netting against proceeds received from the Sponsor at the Close Date.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $28,133 for the period January 1, 2017 through September 30, 2017 and were reported as general and administrative expenses. As of September 30, 2017, the amount due to related party was $0. Total related party advances amounted to $63,183 and the amount due were $7,849 for the period March 15, 2016 (inception) through September 30, 2016 and were reported as deferred offering costs and general and administrative expenses.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three months and nine months ended September 30, 2017, the Company incurred expenses of $30,000 and $90,000, respectively under this agreement. For the period from inception to September 30, 2016 and for the three month period ended September 30, 2016, the Company incurred expenses of $5,000.

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

The Company is not prohibited from pursuing a Business Combination with a company that is affiliated with its Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with its Sponsor, officers or directors. In the event the Company seeks to complete a Business Combination with a target that is affiliated with its Sponsor, officers or directors, the Company, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority or from an independent accounting firm, that such an initial Business Combination is fair to the Company from a financial point of view. The Company is not required to obtain an opinion with respect to the fairness of the Business Combination in any other context.

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

Note 5—Investments Held in Trust

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At September 30, 2017, funds in the Trust Account totaled $251,152,697 and were held in money market funds.

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

Note 7—Shareholder’s Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At September 30, 2017, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,774,669 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

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

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At September 30, 2017, there were 6,243,480 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At September 30, 2017, there were no preferred shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	December 31, 2016
Investments and cash held in Trust Account	$251,152,697	$251,152,697	—	—	$250,095,953

Total	$251,152,697	$251,152,697	—	—	$250,095,953

Note 9—Subsequent Events

Subsequent Events:

Management has performed an evaluation of subsequent events through November 3, 2017, the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

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

At September 30, 2017, we held cash of $382,686, current liabilities of $122,848 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2017, the nine months ended September 30, 2017, the three months ended September 30, 2016, and the period from March 15, 2016 (inception) to September 30, 2016 we had income/(loss) from operations of $337,651, $536,186, ($149,814) and ($184,341), respectively. Our business activities consisted solely of interest income of $510,478 for the three months ended September 30, 2017, $1,056,744 for the nine months ended September 30, 2017, and $0 from inception through September 30, 2016 earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On April 11, 2016, Saban Sponsor LLC a Delaware limited liability company (our “Sponsor”), purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of our three independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The 2016 Share Award Plan held 107,600 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

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

On June 26, 2017, as discussed above, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480.

At September 30, 2017, funds held in the Trust Account consisted solely of cash and investments. At September 30, 2017, we had cash held outside of the Trust Account of $382,686, which is available to fund our working capital requirements.

At September 30, 2017, we had current liabilities of $122,848, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2017 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, utilities and secretarial and administrative services to an affiliate of our Sponsor and the deferred underwriting compensation as further described in Note 6 to the unaudited financial statements contained in this report. The agreement terminates upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at September 30, 2017, 23,774,669 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

Net Income/(Loss) per Ordinary Share

Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2017, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At September 30, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At September 30, 2017 the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At September 30, 2017 and December 31, 2016, $251,152,697 and $250,095,953 (including accrued interest), respectively, were held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As of September 30, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Statement of Operations Data
	For the Nine Months Ended September 30, 2017	For the Period from March 15, 2016 (inception) to September 30, 2016	For the Period from March 15, 2016 (inception) to December 31, 2016
Net income (loss) attributable to Class A ordinary shares	$640,271	$(42,135)	$(84,794)
Net income (loss) attributable to Class F ordinary shares	(104,085)	(142,206)	(176,859)

Net income (loss) attributable to total ordinary shares	$536,186	$(184,341)	$(261,653)

Per share data:
Basic and diluted net income (loss) per Class A ordinary shares	$0.03	$(0.04)	$(0.01)
Basic and diluted net income (loss) per Class F ordinary shares	$(0.02)	$(0.03)	$(0.03)

Weighted Average Class A ordinary shares outstanding	25,000,000	1,130,000	8,677,500
Weighted Average Class F ordinary shares outstanding	6,248,014	5,401,875	5,670,000

Balance Sheet Data
	September 30, 2017	September 30, 2016	December 31, 2016
Total assets	$251,619,539	$251,155,557	$251,047,116
Total liabilities	$8,872,848	$8,859,271	$8,836,587

Working capital	$242,746,691	$242,296,287	$242,210,529
Class A ordinary shares subject to possible redemption (23,774,669 shares at $10.00 per share at September 30, 2017, 23,729,628 at September 30, 2016, and 23,721,053 at December 31, 2016)	$237,746,690	$237,296,280	$237,210,528

Shareholders’ equity	$5,000,001	$5,000,006	$5,000,001

At September 30, 2017 and December 31, 2016 total assets included $251,152,697 and $250,095,953 respectively held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

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

Saban Capital Acquisitions Corp.

Date: November 6, 2017	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Fred Gluckman

Fred Gluckman
Chief Financial Officer (Principal Financial and Accounting Officer)