Form 10-K
period 2017-12-31
Saban Capital Acquisition Corp.
filed 2018-03-14
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2017 was $250,000,000.

At March 1, 2018, there were 25,000,000 Class A ordinary shares, $0.0001 par value, and 6,243,480 Class F ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Saban Capital Acquisition Corp., a blank check company incorporated on March 15, 2016 as a Cayman Islands exempted company. References to our “Sponsor” refer to Saban Sponsor LLC, a Delaware limited liability company. References to Saban Capital refer to Saban Capital Group, Inc., a Delaware corporation. References to our “Public Offering” refer to the initial public offering of Saban Capital Acquisition Corp. which closed on September 21, 2016 (the “Close Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” and other reports the Company files with the United States Securities and Exchange Commission. Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

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

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on March 15, 2016 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our Public Offering closed on September 21, 2016. Prior to our Public Offering, on April 11, 2016, our Sponsor purchased an aggregate of 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from our Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who would be assisting us in the evaluation of investment opportunities. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our initial shareholders, including our Sponsor, independent directors and individuals assisting us with the evaluation of investment opportunities who were granted Founder Shares under the Plan (collectively, the “Initial Shareholders”), at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the pro rata share capitalization and the closing of the Public Offering, our Sponsor held 6,044,570 Founder Shares, each of our three independent directors held 32,610 Founder Shares and the individuals assisting us with the evaluation of investment opportunities, including our executive officers, who were originally granted Founder Shares under the Plan, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter our Sponsor held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $250,000,000 and $7,000,000, respectively, for an aggregate of $257,000,000. $250,000,000 of the gross proceeds were deposited in a trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer and Trust Company (“Trustee”) acting as trustee (the “Trust Account”). At the Close Date, $5,000,000 of the remaining amount was used to pay underwriting discounts and $250,000 of the remaining amount was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2017, funds held in the Trust Account consisted solely of money market funds. On November 4, 2016, we announced that, commencing November 7, 2016, holders of the Units sold in our Public Offering may elect to separately trade the Class A ordinary shares and Warrants included in the Units. Those Units not separated will continue to trade on the NASDAQ Capital Market under the symbol

“SCACU,” and the Class A ordinary shares and Warrants that are separated will trade on the NASDAQ Capital Market under the symbols “SCAC” and “SCACW,” respectively. We will not issue fractional warrants upon separation of the Units and only whole Warrants will trade.

On March 12, 2018, we issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018.

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

Business Strategy

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry, sector or region, we intend to capitalize on the expertise of our management team in the areas of traditional and digital media, entertainment, communications and consumer brands.

Our acquisition and value creation strategy is to identify, acquire and, after our Business Combination, to build a company in the public markets. We intend to seek a company in an industry that complements the experience and operational expertise of our management team and is a business that we think our management team’s experience and operational expertise can help improve. Our selection process will leverage our team’s network of industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, industry consultants, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

In addition, we intend to utilize the established global relationships and industry experience of our management team and our board of directors in seeking a Business Combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•	operating companies, implementing and executing growth strategies and cost saving initiatives;

•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range;

•	investing in, and operating, companies around the globe;

•	sourcing, structuring, acquiring, and exiting investments at attractive valuations;

•	fostering relationships with sellers, capital providers and target management teams;

•	identifying, mentoring and recruiting world-class talent; and

•	executing transactions in multiple geographies and under varying economic and financial market conditions.

The global network of our management team has historically resulted in numerous transactions, and several proprietary opportunities that were not available to generalists and/or less active participants. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, industry consultants, accounting firms and large business enterprises. Members of our management team are communicating with their network of relationships to articulate our acquisition criteria, including the parameters of our search for a target company, and have begun the disciplined process of reviewing and pursuing promising leads.

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, that our Business Combination is fair to our company from a financial point of view.

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

This network provides our management team with a robust and consistent flow of acquisition opportunities which are proprietary or where a limited group of investors are invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

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

Furthermore, once a proposed Business Combination is completed, the target business will effectively become public, whereas an initial public offering is typically subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. Our structure may offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a Business Combination of $242,971,796, including interest earned through December 31, 2017, assuming no redemptions and after payment of $8,750,000 of deferred underwriting discounts, we will be able to offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we will be able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available on terms acceptable to us or at all.

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

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for, among other things, general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than utilizing the funds held in the Trust Account.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the material terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

In any case, we will only complete a Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for public shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our Business Combination.

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

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is possible that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. If we complete our Business Combination with only a single entity, we may experience a lack of diversification which may:

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

Redemption Rights for Public Shareholders Upon Completion of Our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (collectively, the “Public Shares”) upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations described herein. As of March 1, 2018, the amount in the Trust Account is approximately $10.10 per Public Share. The per-share amount we will distribute to shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Business Combination.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business

Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months following the Close Date.

Redemption of Public Shares and Liquidation if No Business Combination

Our Initial Shareholders have agreed that we have only 24 months following the Close Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the 24 month time period.

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

Our Initial Shareholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our Initial Shareholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restrictions.

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

If we were to expend all of the net proceeds of our Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by public shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. See “Item 1A. Risk Factors – If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described below. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share. See “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described below.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2017, we had access to up to $201,002 from the proceeds of the Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Item 1A. Risk Factors —If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public shareholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our Business Combination within 24 months following the Close Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

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

Conflicts of Interest

Certain of our directors, officers and/or affiliates of our Sponsor manage several investment vehicles. These entities may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Business Combination. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

In addition, investment ideas generated within our Sponsor and other persons who may make decisions for the Company, may be suitable for both us and for current or future entities managed by our directors, officers or affiliates of our Sponsor and may be directed to such investment vehicle rather than to us. As employees of Saban Capital or its affiliates, certain members of the management team are and in the future will be involved in the formation of and offerings by these companies as well as the identification, acquisition and management of investments by such companies. The letter agreements entered into with our officers will not restrict them from undertaking any such activities. As a result, conflicts of interest may arise between our officers’ fiduciary and contractual obligations to these companies and our officers’ obligations to us. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future investment vehicles of our Sponsor or its affiliates, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. See “Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers and directors presently has and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties to us under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

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

Employees

We currently have nine officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that Mr. Chesnoff or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

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

We expect to provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards, as promulgated by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that no longer qualifies as an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirement or if we decide to hold a shareholder vote for business or other legal reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such a Business Combination. However, except for as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate. Please refer to “Item 1. Business—Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek shareholder approval of our Business Combination, our Initial Shareholders, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the sponsor agrees to vote its founder shares in accordance with the majority of the votes cast by the public shareholders in connection with a Business Combination, our Initial Shareholders have agreed to vote their Founder Shares, as well as any Public Shares owned, in favor of our Business Combination. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 9,375,001, or approximately 37.5%, of the 25,000,000 issued and outstanding Public Shares to be voted in favor of a transaction (assuming all outstanding shares are voted in order to have such Business Combination approved. Our Initial Shareholders currently own 20% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Initial Shareholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time, which will be at least 20 business days, set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such a Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months from the Close Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms less favorable than terms that we otherwise would agree to with a more comprehensive investigation.

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

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our Business Combination. In order to continue listing our securities on NASDAQ prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4 per share and our shareholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Close Date, including an audited balance sheet demonstrating this fact, we are exempt from certain rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of such rules. Among other things, this means our Units were immediately tradable at the Close Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In particular, although we have substantial experience in the traditional and digital media, entertainment, communications and consumer brands, such industries are highly competitive, and we may be unable to complete a Business Combination with a target in any such industries. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed, the resources available to us for our Business Combination will be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares where a third party brings a claim against us that our Sponsor is unable to indemnify and our Warrants will expire worthless.

If the funds not being held in the Trust Account are insufficient to allow us to operate for the period ending 24 months following the Close Date, we may be unable to complete our Business Combination.

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

On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018.

We believe that, as of March 12, 2018, the funds available to us outside of the Trust Account, including funds expected to be available to us under the Sponsor Convertible Note, will be sufficient to allow us to operate for at least the 24 months following the Close Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public shareholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our Trust Account and our Warrants will expire worthless.

If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor to fund our search, to pay our taxes and to complete our Business Combination.

Of the net proceeds of the offering and the sale of the Private Placement Warrants, only approximately $201,002 was available to us as of December 31, 2017 outside the Trust Account to fund our working capital requirements. Although our Sponsor has agreed to loan up to $1,000,000 to us under the Sponsor Convertible Note, we cannot assure you that such funds will be sufficient to allow us to operate through the period ending 24 months following the Close Date. In the event that such amounts are insufficient to fund our search for a target business and to consummate a Business Combination we may seek additional capital. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us in such circumstances. Any outstanding balance under the Sponsor Convertible Note and any other loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our Public Shares and our Warrants will expire worthless.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We have not registered the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our Initial Shareholders and their permitted transferees may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into at the Close Date, our Initial Shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares at the time of our Business Combination. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants, the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and any warrants issuable upon conversion of the

Sponsor Convertible Note and the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders and Private Placement Warrants and any warrants issuable upon conversion of the Sponsor Convertible Note and the Class A ordinary shares issuable upon exercise of such warrants, owned by our Sponsor are registered for resale.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred shares, par value $0.0001 per share. At December 31, 2017, there were 455,500,000 and 13,756,520 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F ordinary shares or warrants that may be issued upon conversion of the Sponsor Convertible Note. Class F ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2017 there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of existing shareholders, which dilution would increase if the anti-dilution provisions in the Class F ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class F ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change in control of the Company by diluting the share ownership or voting rights of a person seeking to obtain control of the Company; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants to purchase our Class A ordinary shares.

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

In particular, affiliates of our Sponsor have invested in the areas of traditional and digital media, entertainment, communications and consumer brands. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

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

In April 2016, our Sponsor purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of our independent directors at their original per share issue price. In August 2016, we repurchased 99,000 Founder Shares from our Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to the Plan for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares. In March 2017, the Sponsor sold 7,500 Founder Shares at cost to Casey Wasserman in connection with his appointment to our board of directors and thereafter, Sponsor held 6,037,070 Founder Shares. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor purchased 7,000,000 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share (subject to adjustments as described herein), for a purchase price of $7,000,000, or $1.00 per warrant, and may convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants with terms that are identical to the Private Placement Warrants at a conversion price of $1.00 per warrant. The Private Placement Warrants and any warrants issued upon conversion of the Sponsor Convertible Note will also be worthless if we do not complete a business combination.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

If we determine to simultaneously acquire multiple businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, such that we do not then become subject to the SEC’s “penny stock” rules, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. For certain of these companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of our Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our Sponsor owns approximately 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any additional ordinary shares in the public market or in privately negotiated transactions, this would increase its influence. Our Sponsor has no current intention to purchase additional securities. Factors that would be considered in making such purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into two classes, each of which will generally serve for a terms for two years with only one class of directors being elected in each year. At an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 65% of the then outstanding Warrants.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Warrant.

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

In connection with our Public Offering, we issued Warrants to purchase 12,500,000 Class A ordinary shares and an aggregate of 7,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, up to $1,000,000 of any amount outstanding under the Sponsor Convertible Note may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of our Sponsor. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that no longer qualifies as an emerging growth company will we be required to have our internal control procedures audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Following our Business Combination, any or all of our management could resign from their positions as officers of the Company, and of the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

There is no material litigation, arbitration or governmental proceeding currently pending or to our knowledge, threatened against us or any members of our management team in their capacity as such.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ as of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 and our Class A ordinary shares and Warrants as of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.

	Units (SCACU)		Class A ordinary shares (SCAC)		Warrants (SCACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended March 31, 2017	$10.57	$10.57	$10.00	$10.00	$1.35	$1.30
Quarter ended June 30, 2017	$10.73	$10.73	$10.00	$10.00	$1.25	$1.25
Quarter ended September 30, 2017	$10.65	$10.65	$10.04	$10.04	$1.18	$1.18
Quarter ended December 31, 2017	$10.52	$10.52	$9.91	$9.91	$1.23	$1.23

(b) Holders

At March 1, 2018, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, 21 holders of record of our Class F ordinary shares, and two holders of record of our separately traded Warrants.

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

In August 2016, the Company purchased from the Sponsor 99,000 Founder Shares for $0.004 per share, and has issued the 99,000 Founder Shares for the same per share price to individuals assisting the Company with the evaluation of investment opportunities. On September 15, 2016, as a result of a pro rata share capitalization, such shares were increased from 99,000 to 107,600 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080. As of December 31, 2017, there were 51,000 additional Founder Shares available for grant under the Plan.

(e) Performance Graph

The graph below compares the cumulative total return for our Class A ordinary shares from November 15, 2016 (the first day on which our Class A ordinary shares traded separately, through December 31, 2017 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on November 15, 2016 in each of our Class A Ordinary Shares and the three indices presented, assuming the reinvestment of any dividends.

Comparison of Cumulative Total Return

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 11, 2016, our Sponsor purchased 5,750,000 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In September 2016, our Sponsor transferred 30,000 Class F ordinary shares to each of our three independent directors at their original purchase price. On September 15, 2016, our board of directors effected a capitalization of 500,000 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 6,250,000 Founder Shares of which 375,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. The Founder Shares represent 20% of the total ordinary shares outstanding. Following the pro rata share capitalization and the closing of the Public Offering, our Sponsor held 6,044,570 Founder Shares, each of our three independent directors held 32,610 Founder Shares and the individuals assisting us with the evaluation of investment opportunities, including our executive officers, who were granted Founder Shares under the Plan held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080. In connection with the Close Date, we completed the private sale of an aggregate of 7,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share for $11.50 per share, to our Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $7,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants. On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor

Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018.

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

Net proceeds of $250,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $8,750,000, together with 1,721,797 in accrued interest, are held in the Trust Account at December 31, 2017. We paid $5,000,000 in underwriting discounts and incurred offering costs of $802,818 related to the Public Offering. In addition, the Underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $250,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates though certain officers were issued Founder Shares pursuant to the Plan. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 15, 2016 which was filed with the SEC.

Item 6.	Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data
	For year Ended December 31, 2017	For the Period from March 15, 2016 (inception) through December 31, 2016
Net income/(loss) attributable to Class A ordinary shares	$1,057,100	$(84,794)
Net loss attributable to Class F ordinary shares	(142,118)	(176,859)

Net income/(loss) attributable to total ordinary shares	$914,982	$(261,653)

Per share data:
Basic and diluted net loss per Class A ordinary shares	$0.04	$(0.01)
Basic and diluted net loss per Class F ordinary shares	(0.02)	(0.03)

Weighted Average Class A ordinary shares outstanding	25,000,000	8,677,500
Weighted Average Class F ordinary shares outstanding	6,247,006	5,670,000

Balance Sheet Data
	December 31, 2017	December 31, 2016
Total assets	$251,985,745	$251,047,116
Total liabilities	$8,860,258	$8,836,587

Working capital	$243,125,487	$242,210,529
Class A ordinary shares subject to possible redemption (23,812,549 shares at $10.00 per share at December 31, 2017 and 23,721,053 at December 31, 2016)	$238,125,486	$237,210,528

Shareholders’ equity	$5,000,001	$5,000,001

At December 31, 2017 total assets included $251,721,796 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

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

At December 31, 2017, we held cash of $201,002, current liabilities of $110,258 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the year ended December 31, 2017 and for the period from March 15, 2016 (“Inception”) to December 31, 2016, we had income/(loss) from operations of $914,982 and ($261,653), respectively. Our business activities consisted solely of interest income of $1,625,844 for the year ended December 31, 2017 and $95,953 from inception through December 31, 2016 earned from completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

At December 31, 2017, funds held in the Trust Account consisted solely of cash and investments. On September 21, 2016 we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that we are subject to material interest rate risk.

At December 31, 2017, we had cash held outside of the Trust Account of $201,002, which is available to fund our working capital requirements.

At December 31, 2017, we had current liabilities of $110,258, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after December 31, 2017 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. On March 12, 2018, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. See “Related Party Transactions” below. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, utilities and secretarial and administrative services to an affiliate of our Sponsor and the deferred underwriting compensation as further described above. The agreement terminates upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Related Party Transactions

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

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at December 31, 2017, 23,812,549 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income/(Loss) per Ordinary Share

Net Income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2017, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At December 31, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2017, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2017, $251,721,796 (including accrued interest) was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders Saban Capital Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Saban Capital Acquisition Corp. (the Company) as of December 31, 2017 and 2016, the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2017 and the period from March 15, 2016 (inception) through December 31, 2016, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from March 15, 2016 (inception) through December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 14, 2018

Saban Capital Acquisition Corp.

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$201,002	$787,889
Prepaid expenses	62,947	163,274

Total current assets	263,949	951,163
Investments held in Trust Account	251,721,796	250,095,953

Total Assets	$251,985,745	$251,047,116

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$106,756	$81,738
Due to related party	3,502	4,849

Total current liabilities	110,258	86,587
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	8,860,258	8,836,587

Class A ordinary shares subject to possible redemptions; 23,812,549 shares and 23,721,053 shares at December 31, 2017 and December 31, 2016 respectively	$238,125,486	$237,210,528

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,187,451 shares and 1,278,947 Class A shares issued and outstanding excluding 23,812,549 and 23,721,053 shares subject to redemption at December 31, 2017 and December 31, 2016, respectively	119	128
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 and 6,250,000 outstanding at December 31, 2017 and December 31, 2016, respectively	624	625
Additional paid-in capital	4,345,929	5,260,901
Accumulated deficit and surplus	653,329	(261,653)

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$251,985,745	$251,047,116

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

	For the Year Ended December 31, 2017	For the Period from March 15, 2016 (inception) to December 31, 2016
Revenue
Interest Income	$1,625,844	$95,953

Total Revenue	$1,625,844	$95,953
Professional fees and other expenses	710,862	345,080
Organizational costs	—	12,526

Net income (loss) attributable to ordinary shares	$914,982	$(261,653)

Net income (loss) per ordinary share:
Class A ordinary shares – basic and diluted	$0.04	$(0.01)

Class F ordinary shares – basic and diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)	—	—	(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption	—	—	16,373	2	—	—	163,730	—	163,732
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(261,653)	(261,653)

Balance at December 31, 2016	—	$—	1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F shares	—	—	—	—	(6,520)	(1)	(23)	—	(24)
Change in Shares Subject to Possible Redemption 23,812,549 shares at redemption value of $10.00 per share	—	—	(91,496)	(9)	—	—	(914,949)	—	(914,958)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	914,982	914,982

Balance at December 31, 2017	—	$—	1,187,451	$119	6,243,480	$624	$4,345,929	$653,329	$5,000,001

The accompanying notes are an integral part of these financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

	For the Year Ended December 31, 2017	For the period from March 15, 2016 (inception) through December 31, 2016
Cash flows from operating activities:
Net income/(loss) attributable to ordinary shares	$914,982	$(261,653)
Changes in operating assets and liabilities
Prepaid expenses	100,328	(163,274)
Accrued expenses	25,018	81,738
Interest on Investments Held in Trust Account	(1,625,844)	(95,953)

Net cash used in operating activities	(585,516)	(439,142)

Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash flows from financing activities:
Due to related party	(1,347)	4,849
Payment for Purchase of Class F ordinary shares	(24)	—
Proceeds from the sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	7,000,000
Proceeds of notes payable from Sponsor	—	250,000
Payment of underwriters discounts	—	(5,000,000)
Payment of offering costs	—	(802,818)
Repayment of notes payable from Sponsor	—	(250,000)

Net cash provided by/(used in) by financing activities	(1,371)	251,227,031
Net increase/(decrease) in cash	(586,887)	787,889
Cash at beginning of period/year	787,889	—

Cash at end of period/year	$201,002	$787,889

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$8,750,000

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

At December 31, 2017, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through December 31, 2017 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

Cash

Cash consisted of cash held at two U.S. financial institutions, and is subject to credit risk to the extent the balance exceeds federal deposit insurance limits.

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

The Trust Account

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At December 31, 2017, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2017 and the results of operations and cash flows for the years presented.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Redeemable Ordinary Shares

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at December 31, 2017, 23,812,549 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income/(Loss) per Ordinary Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At December 31, 2017, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net loss per share for each class of our ordinary shares:

	For the Year Ended December 31, 2017		For the Period from March 15, 2016 (inception) to December 31, 2016
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$1,057,100	$(142,118)	$(84,794)	$(176,859)

Denominator:
Weighted-average shares outstanding	25,000,000	6,247,006	8,677,500	5,670,000
Basic and diluted net loss per share	$0.04	$(0.02)	$(0.01)	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of the Company or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by the Company to its shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of the Company. Consequently, income taxes have not been reflected in the Financial Statements.

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

4. Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities, including 10,000 Founder Shares to Adam Chesnoff, the Company’s Director, President and Chief Executive Officer, 8,000 Founder Shares to Niveen Tadros, the Company’s Executive Vice President and General Counsel, 6,000 Founder Shares to Fred Gluckman, the Company’s Executive Vice President and Chief Financial Officer, and 4,000 Founder Shares to Philip Han, the Company’s Executive Vice President and Chief Investment Officer. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received founder shares, the “Initial Shareholders). On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares, each of our three independent directors owned 32,610 Founder Shares, and the other individuals, including our executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080. The Sponsor, executive officers, former and current independent directors, and individuals assisting the Company with the evaluation of investment opportunities who have been granted Founder Shares under the Plan, collectively are referred to herein as the “Initial Shareholders”).

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

Registration Rights

Holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans), have registration rights pursuant to a registration rights agreement signed on the Close Date requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities, Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period, which occurs: (i) in the case of the Founder Shares, on the earlier of (A) one year after the completion of a Business Combination or (B) if, subsequent to a Business Combination, (x) the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid by netting against proceeds received from the Sponsor at the Close Date.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $32,239 for the year ended December 31, 2017 and were reported as general and administrative expenses. As of December 31, 2017, the amount due to related party was $3,502. Total related party advances amounted to $66,461 and the amount due were $4,849 for the period March 15, 2016 (inception) through December 31, 2016 and were reported as deferred offering costs and general administrative expenses.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the year ended December 31, 2017, the Company incurred expenses of $120,000 under this agreement. For the period March 15, 2016 (inception) through December 31, 2016, the Company incurred expenses of $35,000.

5. Investments Held in Trust Account

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At December 31, 2017, funds in the Trust Account totaled $251,721,796 and were held in money market funds.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At December 31, 2017, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,812,549 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

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

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At December 31, 2017, there were 6,243,480 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At December 31, 2017, there were no preferred shares issued or outstanding.

8. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Three Months Ended March 31, 2017		For the Three Months Ended June 30, 2017		For the Three Months Ended September 30, 2017		For the Three Months Ended December 31, 2017
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$210,968	$—	$335,299	$—	$510,478	$—	$569,099	$—
Operating expenses:
Professional fees and other expenses	$178,010	$44,502	$100,175	$25,043	$138,285	$34,542	$152,274	$38,029
Organizational costs	$—	$—	$—	$—	$—	$—	$—	$—

Numerator:
Allocation of net income/(loss)	$32,958	$(44,502)	$235,124	$(25,043)	$372,193	$(34,542)	$416,825	$(38,029)

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,244,756	25,000,000	6,243,480
Basic and diluted net income/(loss) per share	$0.00	$(0.01)	$0.01	$(0.00)	$0.01	$(0.01)	$0.02	$(0.01)

9. Subsequent Events

Sponsor Convertible Note.

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of the Company’s initial Business Combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by the Company’s board of directors and its audit committee on March 12, 2018.

Other than the foregoing, management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustments or disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company evaluated subsequent events through the date these financial statements were issued. The Company concluded that no subsequent events have occurred that would require disclosure in the financial statements.

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

As of December 31, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our President and Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Haim Saban	73	Chairman
Adam Chesnoff	52	Director, President and Chief Executive Officer
James A. Rasulo	62	Director
Chase Carey	64	Director
Casey Wasserman	43	Director
Fred Gluckman	47	Executive Vice President and Chief Financial Officer
Philip Han	48	Executive Vice President and Chief Investment Officer
Niveen Tadros	44	Executive Vice President and General Counsel

Our directors, director nominees and executive officers are as follows:

Mr. Haim Saban has served as Chairman of the board of directors of the Company since September 15, 2016. Mr. Saban has served as Chairman and Chief Executive Officer of Saban Capital Group, Inc., the general partner of the controlling equity owner of the Sponsor (“Saban Capital”), since 2002 and as a member of the board of certain Saban Capital affiliated non-public entities, including the Sponsor. Mr. Saban also has served as Chairman of the Board of Directors of Univision Communications since 2007. Mr. Saban also serves on boards of certain Saban Capital affiliated entities. From June 1997 to October 2001, Mr. Saban served as Chairman and Chief Executive Officer of Fox Family Worldwide. Mr. Saban’s qualifications to serve as our Chairman include over forty years of experience investing and operating publicly listed and privately held companies around the world. In addition, Mr. Saban previously served on the Board of Directors of ProSiebenSat.1 Media AG as chairman of the supervisory board, Television Francaise 1, the largest commercial broadcaster in France and DirecTV, Inc. Since April 29, 2016, Mr. Saban has been a member of the Board of Directors of LA2028 (formerly LA 2024), a 501(c)(3) originally working to secure the City of Los Angeles’ to host the 2024 Olympic and Paralympic Games, and currently working to support the 2028 games to be hosted in Los Angeles. Mr. Saban also serves on the national and regional board of Friends of the Israel Defense Forces. Mr. Saban is an officer and a member of the board of directors of the Saban Family Foundation and is an officer of the Cheryl Saban Self-Worth Foundation for Women and Children.

Mr. Adam Chesnoff has served as President and Chief Executive Officer and a director of the Company since March 2016. Mr. Chesnoff also has served as the President and Chief Operating Officer of Saban Capital since 2002, and as a member of the boards of several Saban Capital affiliated non-public companies, including the Sponsor. Mr. Chesnoff has served as a member of board of directors of Partner Communications (Chairman) since 2013, a member of the board of directors of Celestial Tiger Entertainment Ltd. since 2012, as a member of the board of directors of Univision Communications from 2007 through January, 2018, and as member of the Board of Commissioners of Media Nusantara Cinta Tbk since 2011. From February 1997 to October 2001, Mr. Chesnoff served as Vice President of Fox Family Worldwide. Mr. Chesnoff’s qualifications to serve as a director includes serving on boards of directors of public and private companies around the world. Mr. Chesnoff previously served on the boards of directors of ProSiebenSat.1 Media AG and Bezeq The Israeli Telecommunication Corp Ltd. Mr. Chesnoff holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from the University of California, Los Angeles. Mr. Chesnoff is an officer and a member of the board of directors of the Saban Family Foundation and is an officer of the Cheryl Saban Self-Worth Foundation for Women and Girls.

Mr. Chase Carey has served as a director of the Company since September 15, 2016. Mr. Carey has served as Chairman of the Board of Directors of Delta Topco Limited and Formula One Management Limited since

September 2016 and as Chief Executive Officer of Formula One Management Limited since January 2017. Mr. Carey has also served as a Director of Sky, Plc. since January 2013. Mr. Carey has served as Vice Chairman of 21st Century Fox since July 2016. Mr. Carey served as the President and Chief Operating Officer of 21st Century Fox. Mr. Carey also served as Deputy Chairman of the Board of Directors of 21st Century Fox from 2009 to 2015 and as Executive Vice Chairman from July 2015 to June 2016. Previously, Mr. Carey was President and Chief Executive Officer of DIRECTV, Inc., where he led the operations and strategic direction of the DIRECTV, Inc. companies – which include DIRECTV in the United States and DIRECTV Latin America. Mr. Carey was elected to the position in 2003 by the company’s Board of Directors. Mr. Carey also served on The DIRECTV, Inc. Group Board of Directors. Prior to joining DIRECTV, Inc., Mr. Carey was co-Chief Operating Officer of News Corporation (now known as 21st Century Fox) and Chairman and Chief Executive Officer of the Fox Television Group. Mr. Carey holds a BS in math and economics from Colgate University and an MBA from Harvard Business School. Mr. Carey is also a Trustee Emeritus at Colgate University. Mr. Carey is well-qualified to serve as a director because of his business expertise, including in the media, entertainment and sports industries.

Mr. James Rasulo has served as a director of the Company since September 15, 2016. Mr. Rasulo has served as a member of the board of directors of the Los Angeles Philharmonic since 2006 and as Chairman since September 20, 2016. Since June 2008, Mr. Rasulo has served as an Executive Committee Member of the Los Angeles Philharmonic. Mr. Rasulo also serves on the National Board of Governors of the Boys and Girls Club of America, where he chairs the marketing committee. Mr. Rasulo was previously employed by The Walt Disney Company and its affiliates commencing in 1986. He served as Chief Financial Officer and Senior Executive Vice President of The Walt Disney Company from 2010 to 2015. From 2002 to 2010, Mr. Rasulo served as Chairman of Walt Disney Parks and Resorts, and as Chairman/CEO of Euro Disney SCA from 1998 to 2002. He was senior vice president of Corporate Alliances from 1993 to 1995, organizing the sponsorship activities into a company-wide strategic business unit. Mr. Rasulo first joined The Walt Disney Company in 1986 as director and later became senior vice president of Corporate Strategic Planning where he led strategy development for all real estate-based businesses in The Walt Disney Company portfolio. Mr. Rasulo also spent three years with Disney Regional Entertainment where he was part of the development of ESPN Zone. Prior to joining The Walt Disney Company, Mr. Rasulo worked for Chase Manhattan Bank in 1978 as an exchange rate/interest rate forecaster, and then in 1984 became a manager of corporate planning for the Marriott Corporation. Mr. Rasulo holds a degree in economics from Columbia University and an MA in economics and MBA from the University of Chicago. Mr. Rasulo is well-qualified to serve as a director because of his business experience in the entertainment industry.

Mr. Casey Wasserman has served as a director of the Company since March 16, 2017. Casey Wasserman is the Chairman and Chief Executive Officer of Wasserman Media Group, LLC, a leading sports, entertainment and lifestyle marketing and management agency that represents brands, properties and talent on a global basis. Mr. Wasserman is the Chairman of the LA2028 Olympics (formerly LA2024), a position held since 2014 when Los Angeles Mayor Eric Garcetti appointed Mr. Wasserman to head the city’s now successful Olympic host efforts. Mr. Wasserman also serves as President and CEO of the Wasserman Foundation, a private family foundation founded in 1952 by his grandparents Lew and Edie Wasserman. The foundation currently funds in the areas of education, arts and culture, service and global initiatives. Mr. Wasserman is a Trustee of the Los Angeles County Museum of Art, and a board member of several renowned philanthropic organizations including The Jules Stein Eye Institute, The LBJ Presidential Library and The Motion Picture Television Fund. Wasserman serves on the boards of directors of Activision Blizzard, Inc. and the digital media company, Vox Media, Inc.. He holds a B.A. in Political Science from UCLA and resides in Los Angeles. Mr. Wasserman is well-qualified to serve as a director because of his expertise in the entertainment, sports and lifestyle marketing and business related experience.

Mr. Fred Gluckman has served as Executive Vice President and Chief Financial Officer of the Company since March 2016. Mr. Gluckman has been employed by Saban Capital since 2003 and has served as Senior Vice President and Chief Financial Officer from 2010 to 2016, Executive Vice President and Chief Financial Officer

from 2016 to March, 2018, and Executive Vice President and Chief Accounting and Tax Officer since March, 2018, and serves as a member of the board of several Saban Capital affiliated non-public companies, including the Sponsor. Mr. Gluckman currently serves as a member of the boards of directors of Partner Communications and Univision Communications, serving on its audit, finance and compensation committees, and as an alternate member of the board of directors of Celestial Tiger Entertainment Ltd., serving on its Audit Committee. Mr. Gluckman also serves on the national and west region board of Friends of the Israel Defense Forces, serving on the executive, audit and finance committees of the national board. Prior to joining Saban Capital, Mr. Gluckman performed international and domestic tax advisory work in the London and Southern California practices of Deloitte. Mr. Gluckman holds a BS in Economics from Wharton Business School of the University of Pennsylvania and is a CPA. Mr. Gluckman is an officer and a member of the board of directors of the Saban Family Foundation and the Cheryl Saban Self-Worth Foundation for Women and Children.

Mr. Philip Han has served as Executive Vice President and Chief Investment Officer of the Company since March 2016. Mr. Han has been employed by Saban Capital since 2003 and has served as Senior Vice President and Chief Investment Officer from 2010 to 2016 and Executive Vice President and Chief Investment Officer since 2016 and Mr. Han serves as a member of the boards of several Saban Capital affiliated non-public companies. Prior to joining Saban Capital, Mr. Han served as VP of finance and business development for EYM Technologies, a venture-backed email infrastructure and development company and Senior Manager with PricewaterhouseCoopers in the entertainment, media and technology tax consulting group. Mr. Han holds a BA in Economics/Business from the University of California, Los Angeles and an MBA in Finance from the Anderson School at University of California, Los Angeles.

Ms. Niveen Tadros has served as Executive Vice President and General Counsel of the Company since March 2016. Ms. Tadros has served as General Counsel from 2002-2003 and as Executive Vice President and General Counsel of Saban Capital since 2003 and Ms. Tadros serves as a member of the boards of Saban Capital affiliated non-public companies. Ms. Tadros also has served as a member of the Board of Directors of Celestial Tiger Entertainment Ltd. since 2012. Prior to joining Saban Capital, Ms. Tadros was an associate at Latham & Watkins where Ms. Tadros specialized in mergers and acquisitions, finance, public offerings, joint ventures and strategic alliances. Ms. Tadros holds a BS, in Civil Engineering from University of California Irvine and a JD from Northwestern University School of Law. Ms. Tadros is an officer and a member of the board of directors of the Saban Family Foundation and the Cheryl Saban Self-Worth Foundation for Women and Children.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The first class of directors, consisting of Chase Carey, James Rasulo, and Casey Wasserman, were re-appointed at our first annual meeting of shareholders, with their current term to expire at the 2019 annual meeting of shareholders. The term of office of the second class of directors, consisting of Haim Saban and Adam Chesnoff, will expire at the 2018 annual meeting of shareholders.

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

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members are Messrs. Rasulo, Carey, and Wasserman. Mr. Rasulo serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Messrs. Rasulo and Carey each qualify as an “audit committee financial expert” as defined in applicable SEC rules, and each of Messrs. Rasulo, Carey and Wasserman is an independent director under the NASDAQ listing standards. In addition, we must certify to NASDAQ that the Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background that results in the individual’s financial sophistication.

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

Compensation committee interlocks and insider participation

None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our compensation committee. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee. In the ordinary course of Saban Capital’s business, certain of our executive officers serve on boards of other entity whose executive officers are Haim Saban or Adam Chesnoff, members of our board of directors but not members of our compensation committee. Other than as described above, none of our executive officers serve on boards of other entity whose executive officers serve on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees We previously have filed a copy of our Code of Ethics as Exhibit 14 to our registration statement on Form S-1 filed with the SEC on August 23, 2016, associated with the Public Offering, which closed on September 21, 2016. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 10100 Santa Monica Blvd, Suite 2600, Los Angeles, California 90067 or by telephone at (310) 557-5100. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our Sponsor, officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the Close Date. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares in connection with the consummation of our Business Combination. Our other directors and officers have entered into letter agreements similar to the one signed by our Initial Shareholders with respect to Public Shares acquired by them (if any) following the Public Offering. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the closing of the Public Offering. However, if our Initial Shareholders or any of our officers, directors or affiliates acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our Business Combination within the prescribed time frame If we do not complete our Business Combination within such applicable time period, the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Shareholders until the earlier of: (i) one year after the completion of our Business Combination; and (ii) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Business Combination. Due to the affiliation of our officers and certain of our directors with our Sponsor and since our Sponsor directly or indirectly owns approximately 20% of our issued and outstanding ordinary shares and all of the Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Business Combination.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Haim Saban	Saban Capital(1)	Media, Entertainment, Communications, Consumer Brands and Real Estate Investment Firm	Chairman and Chief Executive Officer

Adam Chesnoff	Saban Capital(1)	Media, Entertainment, Communications, Consumer Brands and Real Estate Investment Firm	President and Chief Operating Officer
James Rasulo	None

Chase Carey	Delta Topco Ltd., Formula One Management Ltd.	Sports, Entertainment and Racing	Chairman and CEO

	Sky plc	Media, Entertainment, Communications	Director

	21st Century Fox	Media, Entertainment, Communications	Vice Chairman
Casey Wasserman	Wasserman Media Group, LLC	Sports, Entertainment and Lifestyle Marketing and Management Agency	Chairman and CEO

Fred Gluckman	Saban Capital(1)	Media, Entertainment, Communications, Consumer Brands and Real Estate Investment Firm	Executive Vice President and Chief Accounting and Tax Officer

Philip Han	Saban Capital(1)	Media, Entertainment, Communications, Consumer Brands and Real Estate Investment Firm	Executive Vice President and Chief Investment Officer

Name of Individual	Entity Name	Entity’s Business	Affiliation

Niveen Tadros	Saban Capital(1)	Media, Entertainment, Communications, Consumer Brands and Real Estate Investment Firm	Executive Vice President and General Counsel

(1)	Includes all portfolio companies and certain other affiliates of Saban Capital.

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

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. In August 2016, our board of directors granted an aggregate of 99,000 Founder Shares under the Plan, including 10,000 shares to Adam Chesnoff, our Director, President and Chief Executive Officer, 8,000 shares to Niveen Tadros, our Executive Vice President and General Counsel, 6,000 shares to Fred Gluckman, our Executive Vice President and Chief Financial Officer, and 4,000 shares to Philip Han, our Executive Vice President and Chief Investment Officer. The remaining Founder Shares granted under the Plan in August 2016 were granted to other individuals that are not our directors or executive officers. In exchange for such grants, the grantees paid $0.004 per Founder Share received under the Plan. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon the closing of the Public Offering. Following our Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The 2016 Share Award Plan held 107,600 Founder Shares. As of December 31, 2017 there were 51,000 additional Founder Shares available for grant under the Plan.

On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founders Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and the Sponsor thereafter held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founders Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founders Shares to 6,243,480, and reducing the number of Founders Shares held collectively by individuals previously awarded Founders Shares under the Plan from 107,600 to 101,080.

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

In August 2016, our board of directors granted an aggregate of 99,000 Founder Shares under the Plan, including 10,000 shares to Adam Chesnoff, our Director, President and Chief Executive Officer, 8,000 shares to Niveen Tadros, our Executive Vice President and General Counsel, 6,000 shares to Fred Gluckman, our Executive Vice President and Chief Financial Officer, and 4,000 shares to Philip Han, our Executive Vice President and Chief Investment Officer. The remaining Founder Shares granted under the Plan in August 2016 were granted to other employees and consultants that are not our directors or executive officers. In exchange for such grants, the grantees paid $0.004 per Founder Share received under the Plan. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon the closing of the Public Offering. As of December 31, 2017 there were 51,000 additional Founder Shares available for grant under the Plan.

The following table sets forth information available to us as at March 1, 2018 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially own ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 1, 2018.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned (2)		Approximate Percentage of Class A Ordinary Shares	Approximate Percentage of Class F Ordinary Shares	Approximate Percentage of Ordinary Shares (2)
Saban Sponsor LLC (our sponsor)(3)(4)	6,037,070	(2)	—	96.7%	19.3%
Haim Saban(3)(4)	6,037,070	(2)	—	96.7%	19.3%
The Baupost Group, L.L.C.(5)	2,326,500	(2)	9.3%	—	7.4%
Highbridge Capital Management, LLC(6)	2,050,000		8.2%	—	6.6%
Governors Lane LP(7)	2,000,000		8.0%	—	6.4%
Polar Asset Management Partners Inc.(8)	1,651,798		6.6%	—	5.3%
Fir Tree Inc.(9)	1,600,000		6.4%	—	5.1%
Moore Capital Management, LP(10)	1,500,000		6.0%	—	4.8%
Adam Chesnoff(4)(11)	10,870		—	—	*
James Rasulo(4)(12)	32,610		—	—	*
Chase Carey(4)	32,610		—	*	*
Casey Wasserman(4)	32,610	(2)	—	*	*
Fred Gluckman(4)(13)	6,520	(2)	—	*	*
Philip Han(4)	4,350	(2)	—	*	*
Niveen Tadros(4)	8,700		—	*	*
All directors and executive officers as a group (8 individuals)(4)	6,165,340		—	98.7%	19.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 10100 Santa Monica Boulevard, 26th Floor, Los Angeles, California 90067.
(2)	Class A ordinary shareholders and Class F ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law.
(3)	Interests shown consist solely of Founder Shares, classified as Class F ordinary shares. Such ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in the subsection entitled “Shareholder Equity” in Section 7 “Class F Ordinary Shares.”
(4)	Haim Saban is the Chairman of our board of directors. Mr. Saban and his spouse, Cheryl Saban, share voting and dispositive power over the Founder Shares held by our Sponsor.
(5)	According to the Schedule 13G filed on February 14, 2017, The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman share voting and dispositive power over the shares reported. The business address of each of these shareholders is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.
(6)	According to the Schedule 13G/A filed on February 14, 2018, Highbridge Capital Management, LLC and 1992 MSF International Ltd. (f/k/a Highbridge International LLC) share voting and dispositive power over the shares reported. The business address for each of these shareholders is 40 West 57th Street, 32nd Floor, New York, New York 10019.
(7)	According to the Schedule 13G/A filed on January 30, 2018, Governors Lane Master Fund LP, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre share voting and dispositive power over the 1,698,427 shares reported, and Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre share voting and dispositive power over an additional 301,573 shares. The business address for Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. The business address for each of the other shareholders is c/o Governors Lane LP 510 Madison Avenue, 11th Floor, New York, New York 10022.
(8)	According to the Schedule 13G filed on February 9, 2018 filed by Polar Asset Management Partners Inc.. The business address for this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(9)	According to the Schedule 13G filed on February 9, 2017, Fir Tree Inc. has sole voting and dispositive power over the shares reported. The business address for this shareholder is 55 West 46th Street, 29th Floor, New York, New York 10036.
(10)	According to the Schedule 13G filed on September 26, 2016, each of Moore Capital Management, LP (“MCM”), MMF Moore ET Investments, LP (“MMFET”), Moore Advisors, Ltd. (“MAL”), Moore Capital Advisors, L.L.C. (“MCA”) and Louis M. Bacon have sole voting and dispositive power over the shares reported. The business address of each of MCM, MCA and Mr. Bacon is Eleven Times Square, New York, New York 10036. The business address of each of MMFET and MAL is located at Citco Fund Services (Bahamas) Limited, One Montague Place, 1st Floor, East Bay Street, P.O. Box N-4906, Nassau, Bahamas.
(11)	Mr. Chesnoff is our President and Chief Executive Officer and one of our directors.
(12)	The Founders Shares are owned by The Rasulo Family Trust dated 12/15/10, for which James Rasulo is the trustee, and for which voting and investment control are exercised by Mr. Rasulo.
(13)	Does not include 3,260 Founder Shares which are directly owned by Mr. Gluckman’s spouse. Mr. Gluckman disclaims beneficial ownership of the Founder Shares held by his spouse.

Other individuals who will assist in the evaluation of the investment opportunities, not including our directors or executive officers listed above, beneficially own in the aggregate 70,640 Founder Shares. Our former director, Bruce Rosenblum, beneficially owns the remaining 7,500 Founder Shares.

Our Initial Shareholders beneficially own approximately 20.0% of our issued and outstanding ordinary shares. In addition, because of its ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including, amendments to our Articles and approval of significant corporate transactions.

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

Following the pro rata share capitalization and the closing of the Public Offering, our Sponsor held 6,044,570 Founder Shares, each of the independent directors held 32,610 Founder Shares, and the other individuals, including our executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter held 6,037,070 Founders Shares.

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

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Administrative Services Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the year ended December 31, 2017, and for the period from Inception to December 31, 2016, the Company incurred expenses of $120,000 and $35,000, respectively under this agreement.

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

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2017
Audit Fees(1)	$89,250
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—

Total	$89,250

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 filed to the Form 8-K filed by the Registrant on September 21, 2016).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.4	Warrant Agreement, dated as of September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.1	Form of Letter Agreement, dated September 15, 2016, among the Company, its officers and directors and Saban Sponsor LLC. (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.2	Investment Management Trust Agreement, dated as of September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.3	Registration Rights Agreement, dated as of September 15, 2016, among the Company, Saban Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.4	Administrative Services Agreement, dated September 15, 2016, between the Company and Saban Capital Group, Inc. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on September 15, 2016).

10.5	Sponsor Warrants Purchase Agreement, dated as of September 15, 2016, between the Company and Saban Sponsor LLC (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on August 23, 2016).

10.7	Promissory Note, dated as of April 11, 2016, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on August 23, 2016).

10.9	Securities Subscription Agreement, dated April 11, 2016, between the Registrant and Saban Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on August 23, 2016).

Exhibit Number	Description

10.10	The 2016 Share Award Plan (incorporated by reference to Exhibit 10.9 filed with the Form S-1 filed by the Registrant on September 8, 2016).

10.11	Form of Award Agreement under The 2016 Share Award Plan (incorporated by reference to Exhibit 10.10 filed with the Form S-1 filed by the Registrant on September 8, 2016).

10.12*	Convertible Promissory Note, dated as of March 12, 2018, issued to Saban Sponsor LLC.

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16.	Form 10K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABAN CAPITAL ACQUISITION CORP.

Date: March 14, 2018	By:	/s/ Adam Chesnoff
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

Name	Title	Date

/s/ Haim Saban	Chairman	March 14, 2018
Haim Saban

/s/ Adam Chesnoff	Chief Executive Officer, President,	March 14, 2018
Adam Chesnoff	and Director
(Principal Executive Officer)

/s/ Fred Gluckman	Executive Vice President and Chief	March 14, 2018
Fred Gluckman	Financial Officer
(Principal Financial and Accounting Officer)

/s/ Casey Wasserman	Director	March 14, 2018
Casey Wasserman

/s/ Chase Carey	Director	March 14, 2018
Chase Carey

/s/ Jay Rasulo	Director	March 14, 2018
Jay Rasulo