Form 10-Q
period 2018-03-31
Saban Capital Acquisition Corp.
filed 2018-05-04
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 1, 2018, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,243,480 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$579,701	$201,002
Prepaid expenses	46,349	62,947

Total current assets	626,050	263,949
Investments held in Trust Account	252,443,752	251,721,796

Total Assets	$253,069,802	$251,985,745

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$374,993	$106,756
Accrued interest	510	—
Loan payable	500,000	—
Due to related party	37,890	3,502

Total current liabilities	913,393	110,258
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	9,663,393	8,860,258

Class A ordinary shares subject to possible redemptions; 23,840,641 shares and 23,812,549 shares at March 31, 2018 and December 31, 2017 respectively	$238,406,408	$238,125,486

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,159,359 shares and 1,187,451 Class A shares issued and outstanding excluding 23,840,641 and 23,812,549 shares subject to redemption at March 31, 2018 and December 31, 2017, respectively	116	119
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 shares issued and outstanding at March 31, 2018 and December 31, 2017	624	624
Additional paid-in capital	4,065,010	4,345,929
Retained earnings	934,251	653,329

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$253,069,802	$251,985,745

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Revenue
Interest Income	$721,956	$210,968

Total Revenue	721,956	210,968
Expenses
Professional fees and other expenses	440,524	222,512
Interest expense	510	—

Net income/(loss) attributable to ordinary shares	$280,922	$(11,544)

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$(0.00)

Class F ordinary shares - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2018

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)			(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption			16,373	2			163,730		163,732
Net income/(loss) attributable to ordinary shares								(261,653)	(261,653)

Balance at December 31,2016			1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F Shares					(6,520)	(1)	(23)		(24)
Change in Shares Subject to Possible Redemption 23,812,549 shares at redemption value of $10.00 per share			(91,496)	(9)			(914,949)		(914,958)
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		914,982	914,982

Balance at December 31, 2017	—	$—	1,187,451	$119	6,243,480	$624	$4,345,929	$653,329	$5,000,001
Change in Shares Subject to Possible Redemption 23,840,641 shares at redemption value of $10.00 per share			(28,092)	(3)			(280,919)		(280,922)
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		280,922	280,922

Balance at March 31, 2018	—	$—	1,159,359	$116	6,243,480	$624	$4,065,010	$934,251	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash flows from operating activities:
Net income/(loss) attributable to ordinary shares	$280,922	$(11,544)
Changes in operating assets and liabilities
Prepaid expenses	16,598	27,189
Accrued expenses	268,237	35,735
Accrued interest	510	—
Interest on Investments Held in Trust Account	(721,955)	(210,968)

Net cash used in operating activities	(155,688)	(159,588)
Cash flows from financing activities:
Due to related party	34,387	(249)
Loan from Sponsor	500,000	—

Net cash provided by (used in) financing activities	534,387	(249)

Net increase (decrease) in cash	378,699	(159,837)
Cash at beginning of period	201,002	787,889

Cash at end of period	$579,701	$628,052

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Notes to Unaudited Condensed Interim Financial Statements

Note 1—Description of Organization and Business Operations

Organization and General:

Saban Capital Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 15, 2016. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is Saban Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

At March 31, 2018, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through March 31, 2018 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

Cash

Cash consisted of cash held at two U.S. financial institutions, and is subject to credit risk to the extent that the balance exceeds federal deposit insurance limits.

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

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At March 31, 2018, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a general meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by NASDAQ rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

The Company has 24 months after the Close Date to complete a Business Combination. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within 24 months after the Close Date. However, if the Initial Shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Close Date.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at March 31, 2018, 23,840,641 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income/(Loss) per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At March 31, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net income/(loss) per share for each class of the ordinary shares:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Year Ended December 31, 2017
	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$721,956	$—	$210,968	$—	$1,625,844	$—
Operating expenses:
Professional fees and other expenses	$352,493	$88,031	$178,010	$44,502	$568,744	$142,118
Interest expense:	$408	$102

Numerator:
Allocation of net income/(loss)	$369,055	$(88,133)	$32,958	$(44,502)	$1,057,100	$(142,118)

Denominator:
Weighted average ordinary shares outstanding	25,000,000	6,243,480	25,000,000	6,250,000	25,000,000	6,247,006
Basic and diluted net income/(loss) per share	$0.01	$(0.01)	$0.00	$(0.01)	$0.04	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of us or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to the Company shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. Consequently, income taxes have not been reflected in the financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who will assist in the evaluation of investment opportunities, including 10,000 Founder Shares to Adam Chesnoff, the Company’s Director, President and Chief Executive Officer, 8,000 Founder Shares to Niveen Tadros, the Company’s Executive Vice President and General Counsel, 6,000 Founder Shares to Fred Gluckman, the Company’s Executive Vice President and Chief Financial Officer, and 4,000 Founder Shares to Philip Han, the Company’s Executive Vice President and Chief Investment Officer. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received founder shares, the “Initial Shareholders”). On September 15, 2016, the Company effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares issued and outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by the Initial Shareholders at 20% of the Company’s issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, the Sponsor held

6,044,570 Founder Shares, each of the Company’s three independent directors owned 32,610 Founder Shares, and the other individuals, including the Company’s executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founder Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founder Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founder Shares and thereafter held 6,037,070 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080

The Founder Shares are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) the Initial Shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and the Public Shares in connection with the completion of a Business Combination and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within such time period; (iii) the Founder Shares are automatically convertible into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s Articles; and (iv) the Founder Shares are subject to registration rights. If the Company submits a Business Combination to its public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination. Permitted transferees of the Initial Shareholders will be subject to the same obligations of the Initial Shareholders.

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

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of the initial Business Combination. The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by the Company’s board of directors and its audit committee on March 12, 2018. Executed on March 12, 2018, $500,000 was drawn under the Sponsor Convertible Note on March 20, 2018.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $7,890 for the period January 1, 2018 through March 31, 2018 and were reported as general and administrative expenses. As of March 31, 2018, the amount due to related party was $37,890. Total related party advances amounted to $6,013 and the amount due was $4,600 for the period January 1, 2017 through March 31, 2017 and were reported as general and administrative expenses. These amounts do not include amounts owed under the Sponsor Convertible Note.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the period from January 1, 2018 to March 31, 2018, the Company incurred expenses of $30,000 under this agreement.

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

As described above under Related Party Notes, on March 12, 2018, the Company issued the Sponsor Convertible Note, pursuant to which it may borrow up to $1,000,000 from the Sponsor, from time to time. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required. If the Company complete a Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. The terms of such additional loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such additional loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

Note 5—Investments Held in Trust Account

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At March 31, 2018, funds in the Trust Account totaled $252,443,752 and were held in money market funds.

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

Note 7—Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At March 31, 2018, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,840,641 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet. Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share. Class F ordinary shares will automatically convert to Class A ordinary shares at the time of a Business Combination, initially on a one-for-one basis, subject to certain adjustments. The Initial Shareholders, the sole holders of Class F ordinary shares have agreed not to transfer, assign or sell any Class F ordinary shares during the lock up period, subject to certain exceptions.

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At March 31, 2018, there were 6,243,480 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At March 31, 2018, there were no preferred shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2018	Quoted Prices in Active Markets (Level 1)	significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	December 31, 2017
Investments and cash held in Trust Account	$252,443,752	$252,443,752	—	—	$251,721,796

Total	$252,443,752	$252,443,752	—	—	$251,721,796

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2018 (our “Annual Report”) and in other reports we file with the SEC. Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

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

At March 31, 2018, we held cash of $579,701, current liabilities of $913,393 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2018 and the three months ended March 31, 2017, we earned a net income/(loss) of $280,922 and ($11,544), respectively. Our business activities consisted solely of interest income of $721,956 for the three months ended March 31, 2018 and $210,968 for the months ended March 31, 2017 earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On April 11, 2016, Saban Sponsor LLC a Delaware limited liability company (our “Sponsor”), purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who will assist in the evaluation of investment opportunities. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of our three independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares issued and outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The Plan held 107,600 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

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

On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, we acquired 25,110 Founder Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, we re-issued such 25,110 Founder Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founder Shares and our Sponsor thereafter held 6,037,070 Founder Shares.

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

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. On March 12, 2018, we borrowed $500,000 under the Sponsor Convertible Note.

At March 31, 2018, funds held in the Trust Account consisted solely of cash and investments. At March 31, 2018, we had cash held outside of the Trust Account of $579,701, which is available to fund our working capital requirements.

At March 31, 2018, we had current liabilities of $913,393, largely due to due diligence fees of $270,951 related to identifying potential targets and $500,000 which was borrowed under the Sponsor Convertible Note, with the remainder of the balance due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after March 31, 2018 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares (as defined below), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period. We intend to use substantially all of the funds held in the Trust Account, including any mounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at March 31, 2018, 23,840,641 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

Net Income/(Loss) per Ordinary Share

Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury share method. At March 31, 2018, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At March 31, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At March 31, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At March 31, 2018 and December 31, 2017, $252,443,752 and $251,721,796 (including accrued interest), respectively, were held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10K for the period ended December 31, 2017, which was filed with the SEC on March 14, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. On March 12, 2018, we borrowed $500,000 under the Sponsor Convertible Note.

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

Statement of Operations Data
	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net income/(loss) attributable to Class A ordinary shares	$369,055	$32,958
Net income/(loss) attributable to Class F ordinary shares	(88,133)	(44,502)

Net income/(loss) attributable to total ordinary shares	$280,922	$(11,544)

Per share data:
Basic and diluted net income/(loss) per Class A ordinary shares	$0.01	$0.00
Basic and diluted net income/(loss) per Class F ordinary shares	$(0.01)	$(0.01)

Weighted Average Class A ordinary shares issued and outstanding	25,000,000	25,000,000
Weighted Average Class F ordinary shares issued and outstanding	6,243,480	6,250,000

Balance Sheet Data
	March 31, 2018	March 31, 2017
Total assets	$253,069,802	$251,071,057
Total liabilities	$9,663,393	$8,872,073

Working capital	$243,406,409	$242,198,984
Class A ordinary shares subject to possible redemption (23,840,641 shares at $10.00 per share at March 31, 2018, 23,719,898 at March 31, 2017 and 23,812,549 at December 31, 2017)	$238,406,408	$237,198,983

Shareholders’ equity	$5,000,001	$5,000,001

At March 31, 2018 and March 31, 2017, total assets included $252,443,752 and $250,306,920, respectively held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 4. Defaults Upon Senior Securities.

None.

Item 5. Mine Safety Disclosures.

None.

Item 6. Other Information.

None.

Item 7. Exhibits.

The following exhibits are filed as part of or incorporated by reference into, this Quarterly Report on Form 10-Q

Exhibit Number	Description

10.1	Convertible Promissory Note, dated as of March 12, 2018, issued to Saban Sponsor LLC (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 14, 2018, file No. 001-37878.)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saban Capital Acquisitions Corp.

Date: May 4, 2018	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Fred Gluckman

Fred Gluckman
Chief Financial Officer (Principal Financial and Accounting Officer)