Form 10-Q
period 2018-06-30
Saban Capital Acquisition Corp.
filed 2018-08-08
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 7, 2018, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,243,480 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$133,491	$201,002
Prepaid expenses	22,640	62,947

Total current assets	156,131	263,949
Investments held in Trust Account	253,400,786	251,721,796

Total Assets	$253,556,917	$251,985,745

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$1,363,535	$106,756
Accrued interest	2,953	—
Loan payable	500,000	—
Due to related party	77,459	3,502

Total current liabilities	1,943,947	110,258
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	10,693,947	8,860,258

Class A ordinary shares subject to possible redemptions; 23,786,297 shares and 23,812,549 shares at June 30, 2018 and December 31, 2017 respectively	$237,862,969	$238,125,486

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,213,703 shares and 1,187,451 Class A shares issued and outstanding excluding 23,786,297 and 23,812,549 shares subject to redemption at June 30, 2018 and December 31, 2017, respectively	121	119
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 shares issued and outstanding at June 30, 2018 and December 31, 2017	624	624
Additional paid-in capital	4,608,444	4,345,929
Retained earnings	390,812	653,329

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$253,556,917	$251,985,745

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Revenue
Interest Income	$957,034	$335,299	$1,678,990	$546,266

Total Revenue	957,034	335,299	1,678,990	546,266
Professional fees and other expenses	1,498,030	125,218	1,938,554	347,730
Interest Expense	2,443	—	2,953	—

Net income/(loss) attributable to ordinary shares	$(543,439)	$210,081	$(262,517)	$198,536

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$(0.01)	$0.01	$0.01	$0.01

Class F ordinary shares - basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.01)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Six Months Ended June, 2018

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)			(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption			16,373	2			163,730		163,732
Net income/(loss) attributable to ordinary shares								(261,653)	(261,653)

Balance at December 31,2016			1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F Shares					(6,520)	(1)	(23)		(24)
Change in Shares Subject to Possible Redemption 23,812,549 shares at redemption value of $10.00 per share			(91,496)	(9)			(914,949)		(914,958)
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		914,982	914,982

Balance at December 31, 2017	—	$—	1,187,451	$119	6,243,480	$624	$4,345,929	$653,329	$5,000,001
Change in Shares Subject to Possible Redemption 23,786,297 shares at redemption value of $10.00 per share			26,252	2			262,515		262,517
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		(262,517)	(262,517)

Balance at June 30, 2018	—	$—	1,213,703	$121	6,243,480	$624	$4,608,444	$390,812	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash flows from operating activities:
Net income/(loss) attributable to ordinary shares	$(262,517)	$198,536
Changes in operating assets and liabilities
Prepaid expenses	40,307	54,705
Accrued expenses	1,256,779	(17,242)
Accrued interest	2,953	—
Interest on Investments Held in Trust Account	(1,678,989)	(546,266)

Net cash used in operating activities	(641,467)	(310,267)
Cash flows from financing activities:
Due to related party	73,956	(4,849)
Loan from Sponsor	500,000	—

Net cash provided by (used in) financing activities	573,956	(4,849)

Net increase (decrease) in cash	(67,511)	(315,116)
Cash at beginning of period	201,002	787,889

Cash at end of period	$133,491	$472,773

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

At June 30, 2018, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through June 30, 2018 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”). The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

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

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At June 30, 2018, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

Funds will remain in the Trust Account except for the withdrawal of interest to pay taxes, if any, until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares (as defined below) properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 24 months from the Close Date or such longer period as may be approved by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association (such period, as may be extended, the “Business Combination Period”), or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within the Business Combination Period, subject to applicable law. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company is required to complete a Business Combination within the Business Combination Period, which is the 24 month period following the Close Date, as such period may be extended with the approval of the Company’s shareholders. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period. However, if the Initial Shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Business Combination Period.

If the Company fails to complete a Business Combination within the Business Combination Period, the resulting redemption of the Company’s Class A ordinary shares will reduce the book value per share for the Founder Shares held by the Initial Shareholders, who would be the only remaining shareholders after such a redemption.

If the Company completes a Business Combination within the Business Combination Period, the funds then on deposit in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting commission of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to the Company to provide working capital to finance the Company’s business operations.

At June 30, 2018, we held cash of $133,491, current liabilities of $1,943,947 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant expenses in the pursuit of our acquisition plans. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. Considering these uncertainties, there is substantial doubt regarding our ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018.

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

Redeemable Ordinary Shares:

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at June 30, 2018, 23,786,297 of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income/(Loss) per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At June 30, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net income/(loss) per share for each class of the ordinary shares:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$957,034	$—	$335,299	$—	$1,678,990	$—	$546,266	$—
Operating expenses:
Professional fees and other expenses	$1,198,674	$299,356	$100,175	$25,043	$1,551,167	$387,387	$278,184	$69,546

Interest Expense:	$1,955	$488	$—	$—	$2,363	$590	$—	$—

Numerator:
Allocation of net income/(loss)	$(243,595)	$(299,844)	$235,124	$(25,043)	$125,460	$(387,977)	$268,082	$(69,546)

Denominator:
Weighted average ordinary shares outstanding	25,000,000	6,243,480	25,000,000	6,250,000	25,000,000	6,243,480	25,000,000	6,250,000
Basic and diluted net income/(loss) per share	$(0.01)	$(0.05)	$0.01	$(0.00)	$0.01	$(0.06)	$0.01	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3—Public Offering

In its Public Offering, the Company sold 25,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value per share (each, a “Public Share”), and one half of one warrant (“Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. Warrants may be exercised only for a whole number of Class A ordinary shares; no fractional shares will be issued upon exercise of the Warrants. Each Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months after the Close Date, and will expire after the earlier of five years after the completion of the initial Business Combination, or upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within the Business Combination Period, the Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of Warrants issued in connection with the 25,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Public Shares equals or exceeds $18.00 (subject to adjustments) per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders. The Company has agreed to use its best efforts to file a registration statement for the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act as soon as practicable, but in no event later than 15 business days following the completion of the initial Business Combination.

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

Note 4—Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who will assist in the evaluation of investment opportunities, including 10,000 Founder Shares to Adam Chesnoff, the Company’s Director, President and Chief Executive Officer, 8,000 Founder Shares to Niveen Tadros, the Company’s Executive Vice President and General Counsel, 6,000 Founder Shares to Fred Gluckman, the

Company’s former Executive Vice President and Chief Financial Officer, and 4,000 Founder Shares to Philip Han, the Company’s Executive Vice President and Chief Investment Officer. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price (together with the Sponsor and the other individuals that received founder shares, the “Initial Shareholders”). On September 15, 2016, the Company effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares issued and outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by the Initial Shareholders at 20% of the Company’s issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, the Sponsor held 6,044,570 Founder Shares, each of the Company’s three independent directors owned 32,610 Founder Shares, and the other individuals, including the Company’s executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from the Company’s board of directors, the Company acquired 25,110 Founder Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,110 Founder Shares to Mr. Casey Wasserman, and the Sponsor sold to Mr. Wasserman an additional 7,500 Founder Shares and thereafter held 6,037,070 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

The Founder Shares are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) the Initial Shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and the Public Shares in connection with the completion of a Business Combination and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within such time period; (iii) the Founder Shares are automatically convertible into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s Articles; and (iv) the Founder Shares are subject to registration rights. If the Company submits a Business Combination to its public shareholders for a vote, the Initial Shareholders have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination. Permitted transferees of the Initial Shareholders will be subject to the same obligations of the Initial Shareholders.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the Business Combination. If the Company does not complete a Business Combination within the Business Combination Period, the proceeds of the sale of the Private Placement Warrants then on deposit in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $22,733 for the period January 1, 2018 through June 30, 2018 and were reported as general and administrative expenses. As of June 30, 2018, the amount due to related party was $77,459. Total related party advances amounted to $26,734 and the amount due was $0 for the period January 1, 2017 through June 30, 2017, and were reported as general and administrative expenses. These amounts do not include amounts owed under the Sponsor Convertible Note.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three months and six months ended June 30, 2018, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement. For the three months and six months ended June 30, 2017, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement.

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

Note 5—Investments Held in Trust Account

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. At June 30, 2018, funds in the Trust Account totaled $253,400,786 and were held in money market funds.

Note 6—Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within the Business Combination Period.

Note 7—Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders. At June 30, 2018, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 23,786,297 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

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

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At June 30, 2018, there were 6,243,480 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At June 30, 2018, there were no preferred shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2018	Quoted Prices in Active Markets (Level 1)	significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	December 31, 2017
Investments and cash held in Trust Account	$253,400,786	$253,400,786	—	—	$251,721,796

Total	$253,400,786	$253,400,786	—	—	$251,721,796

Note 9—Subsequent Events

On August 2, 2018, the remaining $500,000 of the $1,000,000 originally available under the Sponsor Convertible Note was drawn.

Other than the foregoing management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no other items which require adjustment or disclosure.

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

At June 30, 2018, we held cash of $133,491, current liabilities of $1,943,947 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2018 and June 30, 2017, we earned a net income/(loss) of ($543,439) and $210,081, respectively, and for the six months ended June 30, 2018 and June 30, 2017, we earned a net income/(loss) of ($262,517) and $198,536, respectively. Our business activities consisted solely of interest income of $957,034 and $335,299 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $1,678,990 and $546,266 for the six months ended June 30, 2018 and June 30, 2017, respectively, earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

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

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earlier of September 21, 2018 and the consummation of our initial Business Combination unless extended by our Sponsor. Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. On March 12, 2018, we borrowed $500,000 under the Sponsor Convertible Note.

At June 30, 2018, funds held in the Trust Account consisted solely of cash and investments. At June 30, 2018, we had cash held outside of the Trust Account of $133,491, which is available to fund our working capital requirements.

At June 30, 2018, we had current liabilities of $1,943,947, largely due to due diligence fees of $1,301,680 related to identifying potential targets and $500,000 which was borrowed under the Sponsor Convertible Note, with the remainder of the balance due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after June 30, 2018 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. Considering these uncertainties, there is substantial doubt regarding our ability to continue as a going concern.

We are required to complete a Business Combination within the “Business Combination Period”, which is the 24 month period following the Close Date, as such period may be extended with the approval of our shareholders. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares (as defined below), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the Business Combination Period. We intend to use substantially all of the funds then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at June 30, 2018, 23,786,297 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

Net Income/(Loss) per Ordinary Share

Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury share method. At June 30, 2018, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At June 30, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At June 30, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At June 30, 2018 and December 31, 2017, $253,400,786 and $251,721,796 (including accrued interest), respectively, were held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within the Business Combination Period, funds then on deposit in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As of June 30, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Statement of Operations Data
	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net income/(loss) attributable to Class A ordinary shares	$125,460	$268,083
Net income/(loss) attributable to Class F ordinary shares	(387,977)	(69,546)

Net income/(loss) attributable to total ordinary shares	$(262,517)	$198,537

Per share data:
Basic and diluted net income/(loss) per Class A ordinary shares	$0.01	$0.01
Basic and diluted net income/(loss) per Class F ordinary shares	$(0.06)	$(0.01)

Weighted Average Class A ordinary shares issued and outstanding	25,000,000	25,000,000
Weighted Average Class F ordinary shares issued and outstanding	6,243,480	6,250,000

Balance Sheet Data
	June 30, 2018	June 30, 2017
Total assets	$253,556,917	$251,223,560
Total liabilities	$10,693,947	$8,814,496

Working capital	$242,862,970	$242,409,064
Class A ordinary shares subject to possible redemption (23,840,641 shares at $10.00 per share at June 30, 2018, 23,719,898 at June 30, 2017 and 23,812,549 at December 31, 2017)	$237,862,969	$237,409,063

Shareholders’ equity	$5,000,001	$5,000,001

At June 30, 2018 and June 30, 2017, total assets included $253,400,786 and $250,642,219, respectively held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within the Business Combination Period, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

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

Saban Capital Acquisitions Corp.

Date: August 8, 2018	By:	/s/ Adam Chesnoff

Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Greg Ivancich

Greg Ivancich
Chief Financial Officer (Principal Financial and Accounting Officer)