Form 10-Q
period 2018-09-30
Saban Capital Acquisition Corp.
filed 2018-11-09
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Small reporting company	☐

	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

At November 5, 2018, there were 21,157,776 Class A ordinary shares, $0.0001 par value per share, and 6,243,480 Class F ordinary shares, $0.0001 par value per share, outstanding.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Saban Capital Acquisition Corp.

Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$254,275	$201,002
Prepaid expenses	2,619	62,947

Total current assets	256,894	263,949
Investments held in Trust Account	215,371,398	251,721,796

Total Assets	$215,628,292	$251,985,745

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$5,646,436	$106,756
Accrued interest	7,008	—
Loan payable	1,000,000	—
Due to related party	107,772	3,502

Total current liabilities	6,761,216	110,258
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	15,511,216	8,860,258

Class A ordinary shares subject to possible redemptions; 19,511,708 shares and 23,812,549 shares at September 30, 2018 and December 31, 2017 respectively	$195,117,075	$238,125,486

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,646,068 shares and 1,187,451 Class A shares issued and outstanding excluding 19,511,708 and 23,812,549 shares subject to redemption at September 30, 2018 and December 31, 2017, respectively	165	119
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 shares issued and outstanding at September 30, 2018 and December 31, 2017	624	624
Additional paid-in capital	8,202,965	4,345,929
Retained earnings	(3,203,753)	653,329

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$215,628,292	$251,985,745

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Operations

(unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Revenue
Interest Income	$1,121,940	$510,478	$2,800,930	$1,056,744

Total Revenue	1,121,940	510,478	2,800,930	1,056,744
Professional fees and other expenses	4,712,451	172,827	6,651,005	520,558
Interest Expense	4,054	—	7,007	—

Net income/(loss) attributable to ordinary shares	$(3,594,565)	$337,651	$(3,857,082)	$536,186

Net income/(loss) per ordinary share:
Class A ordinary shares—basic and diluted	$(0.11)	$0.01	$(0.10)	$0.03

Class F ordinary shares—basic and diluted	$(0.15)	$(0.01)	$(0.21)	$(0.02)

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Shareholders’ Equity

For the Nine Months Ended

September 30, 2018 (unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Class F ordinary shares on April 11, 2016 to Sponsor at $0.004 per share	—	$—	—	$—	5,750,000	$575	$24,425	$—	$25,000
Capitalization of Class F ordinary shares on September 15, 2016	—	—	—	—	500,000	50	(50)	—	—
Proceeds from initial public offering of Units on September 21, 2016 at $10.00 per Unit	—	—	25,000,000	2,500	—	—	249,997,500	—	250,000,000
Sale of 7,000,000 Private Placement Warrants to Sponsor on September 15, 2016 at $1.00 per Private Placement Warrant	—	—	—	—	—	—	7,000,000	—	7,000,000
Underwriters discounts	—	—	—	—	—	—	(5,000,000)	—	(5,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(802,818)	—	(802,818)
Deferred underwriting compensation	—	—	—	—	—	—	(8,750,000)	—	(8,750,000)
Class A ordinary shares subject to possible redemption; 23,721,053 shares at a redemption value of $10.00 per share	—	—	(23,737,426)	(2,374)			(237,371,886)	—	(237,374,260)
Change in Shares Subject to Possible Redemption			16,373	2			163,730		163,732
Net income/(loss) attributable to ordinary shares								(261,653)	(261,653)

Balance at December 31, 2016			1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F Shares					(6,520)	(1)	(23)		(24)
Change in Shares Subject to Possible Redemption 23,812,549 shares at redemption value of $10.00 per share			(91,496)	(9)			(914,949)		(914,958)
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		914,982	914,982

Balance at December 31, 2017	—	$—	1,187,451	$119	6,243,480	$624	$4,345,929	$653,329	$5,000,001
Change in Shares Subject to Possible Redemption 19,511,708 shares at redemption value of $10.00 per share			458,617	46			3,857,036		3,857,082
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		(3,857,082)	(3,857,082)

Balance at September 30, 2018	—	$—	1,646,068	$165	6,243,480	$624	$8,202,965	$(3,203,753)	$5,000,001

See accompanying notes to the unaudited condensed interim financial statements.

Saban Capital Acquisition Corp.

Statement of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net income/(loss) attributable to ordinary shares	$(3,857,082)	$536,186
Changes in operating assets and liabilities
Prepaid expenses	60,328	79,118
Accrued expenses	5,539,680	41,110
Accrued interest	7,008	—
Interest on Investments Held in Trust Account	(2,800,930)	(1,056,744)

Net cash used in operating activities	(1,050,996)	(400,330)
Cash flows from investing activities:
Withdrawal from Trust Account upon redemptions	39,151,329	—

Net cash used by investing activities	39,151,329	—
Cash flows from financing activities:
Due to related party	104,269	(4,849)
Loan from Sponsor	1,000,000	—
Redemption of Class A ordinary shares	(39,151,329)	—
Payment for purchase of Class F ordinary shares	—	(24)

Net cash used in financing activities	(38,047,060)	(4,873)

Net increase/(decrease) in cash	53,273	(405,203)
Cash at beginning of period	201,002	787,889

Cash at end of period	$254,275	$382,686

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

At September 30, 2018, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through September 30, 2018 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”), and the identification, evaluation and negotiation of prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

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

The Company intends to finance a Business Combination with a portion of proceeds from its Public Offering and Private Placement (see Note 3). At the Close Date, proceeds from the Public Offering of $250,000,000, net of underwriting discounts of $5,000,000, and $5,000,000 of the Private Placement proceeds, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

The Trust Account:

As of September 21, 2016, the net proceeds from the Public Offering and a portion of the Private Placement Proceeds were deposited in the Trust Account. The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At September 30, 2018, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

In connection with the Extension Amendment (as defined below) on September 18, 2018, $39.15 million was released from the Trust Account to satisfy redemptions by public shareholders of approximately 3.8 million Public Shares (as defined below). As of September 30, 2018, funds in the trust account totaled $215,371,398 and were held in money market funds.

Funds will remain in the Trust Account except for the withdrawal of interest to pay taxes, if any, until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its Business Combination by December 31, 2018 (or March 31, 2019 if all closing conditions contained in the Business Combination Agreement defined below (other than regulatory conditions, including, without limitation, those related to antitrust approval and the effectiveness of any related registration statement, and conditions that by their nature are to be satisfied at the closing of such business combination) have been satisfied or waived by December 31, 2018) (such period, as may be further extended, the “Business Combination Period”), or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within the Business Combination Period, subject to applicable law. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

On September 13, 2018, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Panavision Acquisition Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Panavision Acquisition Sub”), SIM Acquisition Sub, Inc., an Ontario corporation and direct wholly owned subsidiary of the Company (“SIM Acquisition Sub”), Panavision Inc., a Delaware corporation (“Panavision”), SIM Video International Inc., an Ontario corporation (“SIM”), and the other parties thereto. Pursuant to the Business Combination Agreement, among other things, the Company will domesticate as a Delaware corporation (the “Domestication”) and following the Domestication, (1) Panavision Acquisition Sub will merge with and into Panavision, the separate corporate existence of Panavision Acquisition Sub will cease and Panavision will be the surviving corporation and a wholly owned subsidiary of the Company and (2) SIM Acquisition Sub will purchase all of the issued and outstanding shares of capital stock of SIM and SIM will be an indirect, wholly owned subsidiary of the Company (the Domestication, the acquisition of Panavision and SIM and the other transactions contemplated by the Business Combination Agreement are collectively referred to as the “Panavision/SIM Business Combination”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement.

The Company intends to seek shareholder approval of the Panavision/SIM Business Combination at an extraordinary general meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Panavision/SIM Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Panavision/SIM Business Combination, including interest but less taxes payable. The Company will complete the Panavision/SIM Business Combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the Panavision/SIM Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the Panavision/SIM Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its Public Shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such Public Shares are recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) except for the portion of Public Shares required to maintain net tangible assets at least $5,000,001. That portion of Public Shares is classified as permanent shareholder’s equity.

The Company is required to complete a Business Combination within the Business Combination Period. If the Company does not complete the Panavision/SIM Business Combination within the Business Combination Period, and is not able to complete another Business Combination within such period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes payable (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period. However, if the Initial Shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Business Combination Period.

If the Company fails to complete a Business Combination within the Business Combination Period, the resulting redemption of the Company’s Class A ordinary shares will reduce the book value per share for the Founder Shares held by the Initial Shareholders, who would be the only remaining shareholders after such a redemption.

If the Company completes the Panavision/SIM Business Combination or any other Business Combination within the Business Combination Period, the funds then on deposit in the Trust Account will be used to pay for such Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting commission of $8,750,000 and accrued expenses related to the Company’s search for a Business Combination. Any funds remaining will be made available to the Company to provide working capital to finance the Company’s business operations.

At September 30, 2018, we held cash of $254,275, current liabilities of $6,761,216 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant expenses in connection with completing the Panavision/SIM Business Combination. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment.

In order to fund a portion of the cash consideration required to effect the Panavision/SIM Business Combination, among other things, the Company entered into debt commitment letters concurrently with the execution of the Business Combination Agreement, pursuant to which the lenders thereunder have committed to provide credit facilities up to an aggregate amount of $350.0 million pursuant to the terms and conditions of the debt commitment letters. In addition, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors have collectively subscribed for 5.5 million shares of common stock of the Company (following the Domestication) for an aggregate purchase price equal to $55.0 million (the “PIPE Investment”), $30.0 million of which will be funded by an affiliate of the Sponsor (the “Sponsor PIPE Entity”). The PIPE Investment will be consummated substantially concurrently with the closing of the Panavision/SIM Business Combination and proceeds therefrom will be used to fund a portion of the cash consideration required to effect the Business Combination and up to $25.0 million of redemptions of Public Shares. Additional funds could also be raised through additional private offerings of debt or equity.

Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. Considering these uncertainties, there is substantial doubt regarding our ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018.

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

On September 18, 2018, the Company held an Extraordinary General Meeting, pursuant to which, among other things, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association of the Company (the “Extension Amendment”) to extend the date by which the Company must (a) consummate a Business Combination, (b) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (c) redeem all of the Company’s issued and outstanding Class A ordinary shares included as part of the units sold in the Public Offering from September 21, 2018 to the end of the Business Combination Period. In connection with vote to approve the Extension Amendment, the holders of 3,842,224 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $39.15 million.

At September 30, 2018, 19,511,708 of the Company’s remaining 21,157,776 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income/(Loss) per Ordinary Share:

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At September 30, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators used to compute basic and diluted net income/(loss) per share for each class of the ordinary shares:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Class A	Class F		Class A	Class F		Class A		Class F		Class A	Class F
Revenue:
Interest Income	$1,121,940	$—		$510,478	$—		$2,800,930		$—		$1,056,744	$—
Operating expenses:
Professional fees and other expenses	$3,763,134	$949,317		$138,285	$34,542		$5,318,309		$1,332,696		$416,473	$104,085
Interest Expense:	$3,237	$817		$—	$—		$5,603		$1,404		$—	$—

Numerator:
Allocation of net income/(loss)	$(2,644,431)	$(950,134)		$372,193	$(34,542)		$(2,522,982)		$(1,334,100)		$640,271	$(104,085)

Denominator:
Weighted average ordinary shares outstanding	24,749,422	6,243,480		25,000,000	6,244,756		24,915,471		6,243,480		25,000,000	6,248,014
Basic and diluted net income/(loss) per share	$(0.11)		$(0.15)	$0.01		$(0.01)		$(0.10)		$(0.21)	$0.03	$(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the Business Combination. If the Company does not complete a Business Combination within the Business Combination Period, the proceeds of the sale of the Private Placement Warrants then on deposit in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Contribution Agreement

In connection with the Business Combination Agreement, the Company and the Initial Shareholders intend to enter into a contribution and forfeiture agreement (the “Contribution Agreement”), pursuant to which, among other things, (i) the holders of Founder Shares will contribute an aggregate of 2,000,000 Founder Shares (as-converted following the proposed Delaware domestication) to the Company, pro rata, which Founder Shares will be cancelled for no consideration, (ii) 3,250,000 Founder Shares will become subject to vesting and the restrictions set forth in the Business Combination Agreement, pro rata, and (iii) the Sponsor and its affiliates will contribute all of the Private Placement Warrants held by the Sponsor or any of its affiliates to the Company, which Private Placement Warrants will be cancelled for no consideration, and will forfeit for no consideration any other rights to obtain warrants (including in respect of that certain unsecured convertible promissory note issued by the Company to Sponsor on March 12, 2018), in each case, on the terms and subject to the conditions set forth in the Contribution Agreement.

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

At the closing of the Panavision/SIM Business Combination, the Company will enter into an amended and restated registration rights agreement with the Initial Shareholders, the Sponsor PIPE Entity and certain other equityholders of Panavision. Pursuant to the amended and restated registration rights agreement, the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain common stock and other equity securities of the Company that are held by the parties thereto from time to time. Additionally, the Sponsor and the Sponsor PIPE Entity will together be entitled to three demand registrations each fiscal year and the Panavision Requesting Stockholders (as defined therein) will collectively be entitled to three demand registrations each fiscal year, in each case, subject to certain offering thresholds. The amended and restated registration rights agreement will also include customary piggy-back rights, subject to cooperation and cut-back provisions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with the PIPE Investors, pursuant to which the PIPE Investors have collectively subscribed for 5.5 million shares of common stock of the Company (following the Domestication) for an aggregate purchase price equal to $55.0 million, $30.0 million of which will be funded by the Sponsor PIPE Entity, an affiliate of the Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Panavision/SIM Business Combination and proceeds therefrom will be used to fund a portion of the cash consideration required to effect the Business Combination and up to $25.0 million of redemptions of Public Shares. The PIPE Investment is conditioned upon the satisfaction or waiver of conditions precedent to the closing of the Business Combination and other customary conditions.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $250,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid by netting against proceeds received from the Sponsor at the Close Date.

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date (as defined below). The Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. In connection with the Business Combination Agreement, the Sponsor has agreed to forfeit for no consideration any other rights to obtain the warrants issuable upon conversion of the Sponsor Convertible Note. Under the Sponsor Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by the Company’s board of directors and its audit committee on March 12, 2018. Executed on March 12, 2018, $500,000 was drawn under the Sponsor Convertible Note on March 20, 2018 and the remaining $500,000 was drawn under the Sponsor Convertible Note on August 2, 2018.

On September 26, 2018, the Company issued an unsecured promissory note (the “Sponsor Note”) pursuant to which the Company may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the earliest of (i) March 31, 2019, (ii) the effective date of an initial business combination, and (iii) the termination, for any reason, of the Business Combination Agreement (such earliest date, the “Maturity Date”), unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with the Public Offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account. The issuance of the Sponsor Note was approved by the Company’s board of directors and its audit committee on September 13, 2018. Executed on September 26, 2018, $500,000 was drawn under the Sponsor Note on October 5, 2018.

Additionally, on September 21, 2018, the Company and the Sponsor amended the maturity date of the Sponsor Convertible Note. Pursuant to such amendment, all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default.

Due to Related Party

Saban Capital Group, Inc. is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $23,730 for the period January 1, 2018 through September 30, 2018 and were reported as general and administrative expenses. As of September 30, 2018, the amount due to related party was $107,772. Total related party advances amounted to $28,133 and the amount due was $0 for the period January 1, 2017 through September 30, 2017, and were reported as general and administrative expenses. These amounts do not include amounts owed under the Sponsor Convertible Note or the Sponsor Note.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three months and nine months ended September 30, 2018, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement. For the three months and nine months ended September 30, 2017, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement.

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

As described above under Related Party Notes, on March 12, 2018, the Company issued the Sponsor Convertible Note, pursuant to which it may borrow up to $1,000,000 from the Sponsor, from time to time, and on September 26, 2018, the Company issued the Sponsor Note, pursuant to which it may borrow up to $1,500,000 from the Sponsor, from time to time. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required. If the Company completes a Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. The terms of such additional loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such additional loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

Note 5—Investments Held in Trust Account

Gross proceeds of $250,000,000 and $5,000,000 from the Public Offering and Private Placement, respectively, less underwriting discounts of $5,000,000 were placed in the Trust Account at the Close Date. In connection with the Extension Amendment, $39.15 million was released from the Trust Account to satisfy redemptions by public shareholders of approximately 3.8 million Public Shares. At September 30, 2018, funds in the Trust Account totaled $215,371,398 and were held in money market funds.

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

On September 18, 2018, we held an Extraordinary General Meeting, pursuant to which, among other things, our shareholders approved the Extension Amendment. In connection with vote to approve the Extension Amendment, the holders of 3,842,224 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $39.15 million.

At September 30, 2018, there were 21,157,776 Class A ordinary shares issued and outstanding (Public Shares), of which 19,511,708 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

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

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At September 30, 2018, there were 6,243,480 Class F ordinary shares issued and outstanding.

In connection with the Business Combination Agreement, the Sponsor and the holders of Founder Shares intend to enter into an agreement pursuant to which an aggregate of 2,000,000 Founder Shares (as-converted following the proposed Delaware domestication) will be contributed to the Company, pro rata, which Founder Shares will be cancelled for no consideration, and 3,250,000 Founder Shares will become subject to vesting and the restrictions set forth in the Business Combination Agreement, pro rata.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At September 30, 2018, there were no preferred shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize date points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2018	Quoted Prices in Active Markets (Level 1)	significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	December 31, 2017
Investments and cash held in Trust Account	$215,371,398	$215,371,398	—	—	$251,721,796

Total	$215,371,398	$215,371,398	—	—	$251,721,796

Note 9—Subsequent Events

On October 5, 2018, $500,000 of the $1,500,000 available under the Sponsor Note executed on September 26, 2018 was drawn.

On October 23, 2018, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Listing Rule 5550(a)(3) (the “Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The Notice states that, under Nasdaq rules, the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. The Company intends to submit a plan to regain compliance with the Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

If Nasdaq delists any of the Company’s securities from trading on its exchange and the Company is not able to list such securities on another national securities exchange, the Company expects such securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for the Company’s securities;

•	reduced liquidity for the Company’s securities;

•

a determination that the Company’s Class A ordinary shares are a “penny stock” which will require brokers trading in the Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the proposed Panavision/SIM Business Combination (as defined below) and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, including as they relate to the proposed Panavision/SIM Business Combination, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2018 (our “Annual Report”) and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in other reports the Company files with the SEC. Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2016 and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We reviewed a number of opportunities to enter into a business combination with an operating business, and entered into the Business Combination Agreement (as defined below) on September 13, 2018. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on September 21, 2016 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances, if any, of our shares, debt or a combination of cash, shares and debt. We also intend to finance the Panavision/SIM Business Combination through a combination of new shares issued to the equity holders of Panavision and SIM, gross proceeds of a private placement of new shares in an aggregate amount of $55.0 million and gross proceeds of new debt facilities. The issuance of additional shares in a Business Combination:

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

At September 30, 2018, we held cash of $254,275, current liabilities of $6,761,216 and deferred underwriting compensation of $8,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2018 and September 30, 2017, we earned a net income/(loss) of ($3,594,565) and $337,651, respectively, and for the nine months ended September 30, 2018 and September 30, 2017, we earned a net income/(loss) of ($3,857,082) and $536,186, respectively. Our business activities consisted solely of interest income of $1,121,940 and $510,478 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $2,800,930 and $1,056,744 for the nine months ended September 30, 2018 and September 30, 2017, respectively, earned on the investments held in the trust account and identifying and evaluating prospective acquisition targets for a Business Combination.

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

On March 12, 2018, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”), pursuant to which the Company may borrow up to $1,000,000 from the Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date (as defined below). Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. On March 12, 2018, we borrowed $500,000 under the Sponsor Convertible Note and on August 2, 2018, we borrowed the remaining $500,000 under the Sponsor Convertible Note.

In September 2018, we held an extraordinary general meeting at which our shareholders approved (1) an amendment to our amended and restated memorandum and articles of association (the “Extension Amendment”) to extend the date by which we must (a) consummate a Business Combination, (b) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (c) redeem all of our issued and outstanding Class A ordinary shares included as part of the units sold in the Public Offering from September 21, 2018 to the end of the Business Combination Period (as defined below) and (2) a related amendment to the investment management trust agreement governing the Trust Account to extend the date before which we must complete a business combination to the end of the Business Combination Period and extend the date on which the trustee must liquidate the Trust Account from September 21, 2018 to the end of the Business Combination Period. In connection with the Extension Amendment on September 18, 2018, $39.15 million was released from the Trust Account to satisfy redemptions by public shareholders of approximately 3.8 million Public Shares (as defined below).

On September 26, 2018, we issued an unsecured promissory note (the “Sponsor Note”) pursuant to which we may borrow up to $1.5 million from the Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note, including accrued interest thereon will be due and payable in full on the earliest of (i) March 31, 2019, (ii) the effective date of an initial business combination, and (iii) the termination, for any reason, of the Business Combination Agreement (such earliest date, the “Maturity Date”), unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account established in connection with the Public Offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Note was approved by our board of directors and our audit committee on September 13, 2018. Executed on September 26, 2018, $500,000 was drawn under the Sponsor Note on October 5, 2018.

Additionally, on September 21, 2018, we and the Sponsor amended the maturity date of the Sponsor Convertible Note. Pursuant to such amendment, all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default.

At September 30, 2018, funds held in the Trust Account consisted solely of cash and investments. At September 30, 2018, we had cash held outside of the Trust Account of $254,275, which is available to fund our working capital requirements.

At September 30, 2018, we had current liabilities of $6,761,216, largely due to due diligence fees of $5,528,908 related to identifying potential targets, $1,000,000 which was borrowed under the Sponsor Convertible Note, with the remainder of the balance due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering, the sale of the Private Placement Warrants, identifying and evaluating a Business Combination and/or the negotiation of, or consummation of the transactions contemplated by, the Business Combination Agreement. Additional expenses will be incurred after September 30, 2018 in connection with the consummation of the transactions contemplated by the Business Combination Agreement. Such expenses may be significant, and we expect some portion of these expenses to be paid upon the completion of a Business Combination, including the Panavision/SIM Business Combination. We may request additional loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity.

Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties. Considering these uncertainties, there is substantial doubt regarding our ability to continue as a going concern.

On September 13, 2018, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Panavision Acquisition Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Panavision Acquisition Sub”), SIM Acquisition Sub, Inc., an Ontario corporation and direct wholly owned subsidiary of the Company (“SIM Acquisition Sub”), Panavision Inc., a Delaware corporation (“Panavision”), SIM Video International Inc., an Ontario corporation (“SIM”), and the other parties thereto. Pursuant to the Business Combination Agreement, among other things, the Company will domesticate as a Delaware corporation (the “Domestication”) and following the Domestication, (1) Panavision Acquisition Sub will merge with and into Panavision, the separate corporate existence of Panavision Acquisition Sub will cease and Panavision will be the surviving corporation and a wholly owned subsidiary of the Company and (2) SIM Acquisition Sub will purchase all of the issued and outstanding shares of capital stock of SIM and SIM will be an indirect, wholly owned subsidiary of the Company (the Domestication, the acquisition of Panavision and SIM and the other transactions contemplated by the Business Combination Agreement are collectively referred to as the “Panavision/SIM Business Combination”), in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement.

We are required to complete a Business Combination within the “Business Combination Period”, which period ends on December 31, 2018 (or March 31, 2019 if all closing conditions contained in the Business Combination Agreement (other than regulatory conditions, including, without limitation, those related to antitrust approval and the effectiveness of any related registration statement, and conditions that by their nature are to be satisfied at the closing of such business combination) have been satisfied or waived by December 31, 2018). If we do not complete the Panavision/SIM Business Combination within the Business Combination Period, and we are not able to complete another Business Combination within such time period, we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within the Business Combination Period. We intend to use substantially all of the funds then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering (each, a “Public Share”) contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at September 30, 2018, 19,511,708 of our 21,157,776 Class A ordinary shares were classified outside of permanent equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value are affected by charges against accumulated deficit.

On September 18, 2018, we held an Extraordinary General Meeting, pursuant to which, among other things, our shareholders approved the Extension Amendment to extend the date by which the Company must (a) consummate a Business Combination, (b) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (c) redeem all of the Company’s issued and outstanding Class A ordinary shares included as part of the units sold in the Public Offering from September 21, 2018 to the end of the Business Combination Period. In connection with vote to approve the Extension Amendment, the holders of 3,842,224 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $39.15 million.

Net Income/(Loss) per Ordinary Share

Net income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury share method. At September 30, 2018, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then issued and outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At September 30, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and negotiation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At September 30, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At September 30, 2018 and December 31, 2017, $215,371,398 and $251,721,796 (including accrued interest), respectively, were held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within the Business Combination Period, funds then on deposit in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $8,750,000 and accrued expenses related to our search for a Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As of September 30, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017, which was filed with the SEC on March 14, 2018. As of the date of this Quarterly Report on Form 10-Q, we have evaluated the risk factors contained in our Annual Report and have modified the following risk factor below. Other than as described in the following risk factor, there have been no material changes to the risk factors disclosed in our Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on The Nasdaq Stock Market LLC (“Nasdaq”) in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4 per share and our shareholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

In addition, on October 23, 2018, we received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with Listing Rule 5550(a)(3) (the “Rule”), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice states that, under Nasdaq rules, we have 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. We intend to submit a plan to regain compliance with the Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with certain investors (collectively, the “PIPE Investors”) pursuant to which the PIPE Investors collectively subscribed for 5.5 million shares of our common stock (after giving effect to the Domestication) for an aggregate purchase price equal to $55.0 million (the “PIPE Investment”), $30.0 million of which will be funded by an affiliate of the Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Panavision/SIM Business Combination and proceeds therefrom will be used to fund a portion of the cash consideration required to effect the Panavision/SIM Business Combination and up to $25.0 million of redemptions of Public Shares. The PIPE Investment is conditioned upon the satisfaction or waiver of conditions precedent to the closing of the Panavision/SIM Business Combination and other customary conditions. Pursuant to the Subscription Agreements, the third-party PIPE Investors will be entitled to certain shelf registration rights, subject to customary black-out periods and other limitations as set forth therein. The Securities that may be issued in connection with the PIPE Investment will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our unaudited condensed financial statements and the notes related thereto elsewhere in this Quarterly Report on Form 10-Q.

Statement of Operations Data

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net income/(loss) attributable to Class A ordinary shares	$(2,522,982)	$640,271
Net income/(loss) attributable to Class F ordinary shares	(1,334,100)	(104,085)

Net income/(loss) attributable to total ordinary shares	$(3,857,082)	$536,186
Per share data:
Basic and diluted net income/(loss) per Class A ordinary shares	$(0.10)	$0.03
Basic and diluted net income/(loss) per Class F ordinary shares	$(0.21)	$(0.02)
Weighted Average Class A ordinary shares issued and outstanding	24,915,471	25,000,000
Weighted Average Class F ordinary shares issued and outstanding	6,243,480	6,248,014

Balance Sheet Data

	September 30, 2018	September 30, 2017
Total assets	$215,628,292	$251,619,539
Total liabilities	$15,511,216	$8,872,848

	$200,117,076	$242,746,691
Class A ordinary shares subject to possible redemption (19,511,708 shares at $10.00 per share at September 30, 2018 and 23,774,669 at September 30, 2017)	$195,117,075	$237,746,690

Shareholders’ equity	$5,000,001	$5,000,001

At September 30, 2018 and September 30, 2017, total assets included $215,371,398 and $251,152,697, respectively held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Quarterly Report on Form 10-Q, of which $8,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within the Business Combination Period, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 6. Exhibits.

The following exhibits are filed as part of or incorporated by reference into, this Quarterly Report on Form 10-Q

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of September 13, 2018, by and among Saban Capital Acquisition Corp., Panavision Acquisition Sub, Inc., SIM Acquisition Sub, Inc., Panavision Inc., SIM Video International Inc. and each of the Holder Representatives named therein (incorporated by reference to Exhibit 2.1 filed with the Current Report on Form 8-K filed by the Registrant on September 14, 2018).

3.1*	Amended and Restated Memorandum and Articles of Association of Saban Capital Acquisition Corp. as amended by the Amendment to the Amended and Restated Memorandum and Articles of Association of Saban Capital Acquisition Corp. adopted on September 18, 2018.

10.1	Amendment No. 1, dated as of September 18, 2018, to the Investment Management Trust Agreement, dated as of September 15, 2016, between Saban Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 21, 2018).

10.2	Promissory Note, dated as of September 26, 2018, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 27, 2018).

10.3	Amendment No. 1, dated as of September 21, 2018, to the Promissory Note, dated as of March 12, 2018, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 27, 2018).

10.4*	Form of Subscription Agreements between Saban Capital Acquisition Corp. and each of the investors thereto.

10.5*	Director Composition and Standstill Agreement, dated as of September 13, 2018, by and among, Saban Capital Acquisition Corp., Saban Sponsor LLC, Saban Sponsor II LLC and the other parties thereto.

10.6*	Employment Agreement between Saban Capital Acquisition Corp. and Kimberly Snyder.

10.7*	Employment Agreement between Saban Capital Acquisition Corp. and Bill Roberts.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saban Capital Acquisitions Corp.

Date: November 9, 2018	By:	/s/ Adam Chesnoff
Adam Chesnoff
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Greg Ivancich
Greg Ivancich
Chief Financial Officer (Principal Financial and Accounting Officer)