Form 10-K
period 2018-12-31
Saban Capital Acquisition Corp.
filed 2019-04-01
CIK 1671854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2018 was $213,905,115.

At March 25, 2019, there were 21,157,776 Class A ordinary shares, $0.0001 par value, and 6,243,480 Class F ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Saban Capital Acquisition Corp., a blank check company incorporated on March 15, 2016 as a Cayman Islands exempted company. References to our “Sponsor” refer to Saban Sponsor LLC, a Delaware limited liability company. References to Saban Capital refer to Saban Capital Group LLC, a Delaware limited liability company. References to our “Public Offering” refer to the initial public offering of Saban Capital Acquisition Corp. which closed on September 21, 2016 (the “Close Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, those risk factors described under “Item 1A. Risk Factors” and other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

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

Introduction

We are a blank check company incorporated on March 15, 2016 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our Public Offering closed on September 21, 2016. Prior to our Public Offering, on April 11, 2016, our Sponsor purchased an aggregate of 5,750,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from our Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company (the “Plan”) for the same per share price to certain individuals who would be assisting us in the evaluation of investment opportunities. In September 2016, our Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our initial shareholders, including our Sponsor, independent directors and individuals assisting us with the evaluation of investment opportunities who were granted Founder Shares under the Plan (collectively, the “Initial Shareholders”), at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the pro rata share capitalization and the closing of the Public Offering, our Sponsor held 6,044,570 Founder Shares, each of our three independent directors held 32,610 Founder Shares and the individuals assisting us with the evaluation of investment opportunities, including our executive officers, who were originally granted Founder Shares under the Plan, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter our Sponsor held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $250,000,000 and $7,000,000, respectively, for an aggregate of $257,000,000. $250,000,000 of the gross proceeds were deposited in a trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer and Trust Company (“Trustee”) acting as trustee (the “Trust Account”). At the Close Date, $5,000,000 of the remaining amount was used to pay underwriting discounts and $250,000 of the remaining amount was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2018, funds held in the Trust Account consisted solely of money market funds. On November 4, 2016, we announced that, commencing November 7, 2016, holders of the Units sold in our Public Offering may elect to separately trade the Class A ordinary shares and Warrants included in the Units. Those Units not separated continued to trade on the NASDAQ Capital Market under the symbol “SCACU,” and the Class A ordinary shares and Warrants that were separated traded on the NASDAQ Capital Market under the symbols “SCAC” and “SCACW,” respectively. We did not issue fractional warrants upon separation of the Units and only whole Warrants traded.

On March 12, 2018, we issued an unsecured convertible promissory note (as amended on September 21, 2018, the “Sponsor Convertible Note”), pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earliest of (i) March 31, 2019, (ii) the effective date of an initial Business Combination, and (iii) the termination, for any reason, of the Business Combination Agreement (as defined below) (such earliest date, the “Maturity Date”). Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018. On March 12, 2018, we borrowed $500,000 under the Sponsor Convertible Note and on August 2, 2018, we borrowed the remaining $500,000 under the Sponsor Convertible Note.

On September 26, 2018, we issued an unsecured promissory note (as amended, the “Sponsor Note”) pursuant to which we may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with our initial public offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Note was approved by our board of directors and our audit committee on September 13, 2018. Executed on September 26, 2018, $500,000 was drawn under the Sponsor Note on October 5, 2018, $500,000 was also drawn under the Sponsor Note on November 12, 2018.

We and our Sponsor are currently evaluating the treatment of the Sponsor Convertible Note and Sponsor Note given our planned dissolution described below.

On September 18, 2018, we held an extraordinary general meeting at which our shareholders approved (1) an amendment to our amended and restated memorandum and articles of association to extend the date by which we must (a) consummate a business combination, (b) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (c) redeem all of our Class A ordinary shares included as part of the units sold in the initial public offering from September 21, 2018 to December 31, 2018 (or March 31, 2019 if we executed a definitive agreement for an initial Business Combination by December 31, 2018 and all closing conditions contained in such definitive agreement (other than regulatory conditions, including, without limitation, those related to antitrust approval and the effectiveness of any related registration statement, and conditions that by their nature are to be satisfied at the closing of such Business Combination) had been satisfied or waived by December 31, 2018) (such date, the “Extension Date”); and (2) a related amendment to the investment management trust agreement governing the Trust Account to extend the date before which we must complete a Business Combination to the Extension Date and extend the date on which the trustee must liquidate the trust account from September 21, 2018 to the Extension Date. In connection with the Extension Amendment on September 18, 2018, $39.15 million was released from the trust account to satisfy the Extension Amendment Redemptions.

On September 13, 2018, we entered into the Business Combination Agreement with Panavision Acquisition Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Panavision Acquisition Sub”), Sim Acquisition Sub, Inc., an Ontario corporation and our direct wholly owned subsidiary (“Sim Acquisition Sub”), Panavision Inc., a Delaware corporation (“Panavision”), Sim Video International Inc., an Ontario corporation (“Sim”), and the other parties thereto, as amended on December 11, 2018 (as amended, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, it was proposed that Panavision and SIM would become our direct or indirect wholly-owned subsidiaries (the “Panavision/SIM Business Combination”).

Due to market conditions, delays resulting from the recent partial U.S. government shutdown and our March 31, 2019 termination date, we, Panavision, Sim, the Panavision Holder Representative (as defined in the Business Combination Agreement) and the Sim Holder Representative (as defined in the Business Combination Agreement) jointly determined to terminate the Business Combination Agreement pursuant to a Termination Agreement, dated as of February 28, 2019, by and among such parties, effective as of such date. We did not pay any costs or fees in connection with the Termination Agreement.

As a result of the termination of the Business Combination Agreement, effective as of February 28, 2019, the Business Combination Agreement was of no further force or effect, and each of the following agreements entered into in connection with the Business Combination Agreement was automatically terminated with no further force or effect: (1) the subscription agreements we entered into with certain investors, pursuant to which, among other things, such investors committed to subscribe for our shares for an aggregate amount of $55.0 million, $30.0 million of which was to be funded by Saban Sponsor II LLC (the “Sponsor PIPE Entity”), an affiliate of our Sponsor, (2) the Debt Commitment Letter we entered into with Bank of America, N.A., Bank of Montreal and ING Capital LLC, pursuant to which, among other things, such potential lenders committed to provide a $250.0 million ABL revolving credit facility, (3) the Debt Commitment Letter we entered into with Solus Alternative Asset Management LP, pursuant to which, among other things, such lender committed to provide a $100.0 million second lien term loan credit facility, (4) the Director Composition and Standstill Agreement we entered into with our Sponsor, the Sponsor PIPE Entity, the Principal Panavision Holders (as defined in the Business Combination Agreement) and the Panavision Holder Representative, pursuant to which, among other things, certain post-closing governance rights for the combined company were agreed upon and the parties agreed to take certain actions in connection with, or to facilitate, the Business Combination, and (5) the employment agreements we entered into with Kimberly Snyder and Bill Roberts.

As a result of the termination of the Business Combination Agreement and the March 31, 2019 deadline for the Company to consummate a Business Combination, pursuant to our Amended and Restated Memorandum and Articles of Association, we (1) have ceased all operations except for the purpose of winding up, (2) intend to redeem all of our issued and outstanding Class A ordinary shares (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, on April 1, 2019, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, expect to liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless upon the liquidation of the Company.

Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares. However, if our Initial Shareholders own Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares.

Our Initial Shareholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust

Account, although such funds will likely not be sufficient for such purpose. We have requested that the Trustee release to us an additional amount of $50,000 of accrued interest to pay a portion of such costs and expenses. We are in the process of negotiating the payment of costs and expenses owed to third parties.

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

Although we sought to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we did business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our Sponsor would be able to satisfy those obligations. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2018, we had access to up to $46,229 from the proceeds of the Public Offering, the sale of the Private Placement Warrants, and loans from our Sponsor, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Item 1A. Risk Factors — If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public shareholders will be entitled to receive funds from the Trust Account as a result of the proposed redemption of our Public Shares commencing on April 1, 2019.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association provide, among other things, that:

•	if our Business Combination is not consummated on or prior to the Extension Date, then our existence will terminate and we will distribute all amounts in the Trust Account; and

•

prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of at least two thirds of our ordinary shares who attend and vote at a general meeting of the Company.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions.

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

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until our liquidation.

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

We previously filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We expect to file a Form 15 to suspend our reporting or other obligations under the Exchange Act shortly after the Extension Date. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains consolidated financial statements audited and reported on by our independent registered public accountants.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

Our public shareholders may receive $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares where a third party brings a claim against us that our Sponsor is unable to indemnify and our Warrants will expire worthless.

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

Examples of possible instances where we may have engaged a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to reserve for its indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, although we are not currently aware of any such claims, if any such claims were successfully made against the Trust Account, the funds available for redemptions could be reduced to less than $10.00 per Public Share. In such event you would receive such lesser amount per share in connection with any redemption of your Public Shares.

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

Our public shareholders may be forced to wait beyond the Extension Date before redemption from our Trust Account.

We intend to distribute the aggregate amount then on deposit in the Trust Account (less $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. Such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2016 Revision) of the Cayman Islands as the same may be amended from time to time (“Companies Law”). As such, investors may be forced to wait beyond the Extension Date before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation. Only upon our redemption or any liquidation will public shareholders be entitled to distributions.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K and have taken advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

(a)

Market Information

Our Units began trading on NASDAQ under the symbol “SCACU” on September 16, 2016. On November 4, 2016, we announced that holders of our Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. On November 7, 2016, our Class A ordinary shares and Warrants became available for separate trading on NASDAQ under the symbols “SCAC” and “SCACW,” respectively. Our Warrants will expire upon the liquidation of the Company.

Holders

At March 25, 2019, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, 21 holders of record of our Class F ordinary shares, and two holders of record of our separately traded Warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 19, 2016, we adopted the Plan. The purpose of the Plan is to provide incentive to our independent directors, employees and consultants to further our growth, development and financial success through the ownership of our shares by them. The Plan provides that we may grant employees, consultants and/or independent directors Founder Shares and may require the grantees to pay a price for such shares. The aggregate number of shares available for grant under the Plan is 150,000 Founder Shares. Unless otherwise provided in an applicable award agreement, all Founder Shares issued pursuant to the Plan are subject to repurchase by us, at our option, at fair market value on the termination of employment, directorship or consultancy, as applicable. If such termination was for cause, as such term is defined in the Plan, the holder resigns for any reason or the holder breaches restrictive covenants to which the holder is subject, the repurchase price paid by us will be the lesser of the cost and fair market value of such shares. In addition, the form of the award agreement used for the initial awards described below provides that in case of a termination for cause, all Founder Shares granted to the grantee will be forfeited. Under the Plan, our board of directors (or a committee or a subcommittee designated by the board of directors) shall administer and make all determinations with respect to the Plan. The Plan provides that the shares issued thereunder will be subject to certain transfer restrictions.

In August 2016, the Company purchased from the Sponsor 99,000 Founder Shares for $0.004 per share, and has issued the 99,000 Founder Shares for the same per share price to individuals assisting the Company with the evaluation of investment opportunities. On September 15, 2016, as a result of a pro rata share capitalization, such shares were increased from 99,000 to 107,600 Founder Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080. As of December 31, 2018, there were 51,000 additional Founder Shares available for grant under the Plan. No additional shares are expected to be issued under the Plan and the Founder Shares will be extinguished upon the liquidation of the Company.

Performance Graph

We have elected not to provide the information required under this item pursuant to the rules applicable to smaller reporting companies.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

On September 26, 2018, we issued the Sponsor Note pursuant to which we may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with our initial public offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Note was approved by our board of directors and our audit committee on September 13, 2018. Executed on September 26, 2018, $500,000 was drawn under the Sponsor Note on October 5, 2018, $500,000 was also drawn under the Sponsor Note on November 12, 2018.

We and our Sponsor are currently evaluating the treatment of the Sponsor Convertible Note and Sponsor Note given our planned dissolution.

Concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with certain investors pursuant to which such investors collectively subscribed for 5.5 million shares of our common stock (after giving effect to the Domestication) for an aggregate purchase price equal to $55.0 million (the “PIPE Investment”), $30.0 million of which was proposed to be funded by an affiliate of the Sponsor. The PIPE Investment was proposed to be consummated substantially concurrently with the closing of the Panavision/SIM Business Combination and proceeds therefrom were proposed to be used to fund a portion of the cash consideration required to effect the Panavision/SIM Business Combination and up to $25.0 million of redemptions of Public Shares. The PIPE Investment was conditioned upon the satisfaction or waiver of conditions precedent to the closing of the Panavision/SIM Business Combination and other customary conditions. As a result of the termination of the Business Combination Agreement, effective as of February 28, 2019, each of the subscription agreements entered into in connection with the PIPE Investment was automatically terminated with no further force or effect.

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

Net proceeds of $250,000,000 from the Public Offering together with $5,631,737 accrued interest, less $39,151,329 used to redeem 3,842,224 shares of Class A stock on September 21, 2018 were held in the Trust Account at December 31, 2018. The sale of the Private Placement Warrants, including deferred underwriting discounts of $8,750,000 were held outside of the Trust Account. We paid $5,000,000 in underwriting discounts and incurred offering costs of $802,818 related to the Public Offering. In addition, the Underwriters agreed to defer $8,750,000 in underwriting discounts, which amount would have been payable only upon the consummation of a Business Combination. We also repaid $250,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates though certain officers were issued Founder Shares pursuant to the Plan. It is anticipated that the proceeds from the Public Offering will be used primarily to redeem our Class A ordinary shares.

(c) Issuer Purchases of Equity Securities

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2018.

Item 6.	Selected Financial Data.

We have elected not to provide the information required under this item pursuant to the rules applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 15, 2016 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have reviewed a number of opportunities to enter into a Business Combination with an operating business, but we do not intend to complete a Business Combination, and instead, we intend to redeem our Class A ordinary shares and the Company will be liquidated and dissolved.

At December 31, 2018, we held cash of $46,229, current liabilities of $7,605,666 and deferred underwriting compensation of $8,750,000.

Results of Operations

For the years ended December 31, 2018 and 2017, we had net (loss)/income attributed to ordinary shares of ($3,803,187) and $914,982, respectively. Our business activities consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination and interest income of $3,909,940 for the year ended December 31, 2018 and $1,625,844 for the year ended December 31, 2017 earned on the amounts held in the Trust Account.

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

At December 31, 2018, funds held in the Trust Account consisted solely of cash and investments. On September 21, 2016 we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that we are subject to material interest rate risk.

At December 31, 2018, we had cash held outside of the Trust Account of $46,229, which is available to fund our working capital requirements.

At December 31, 2018, we had current liabilities of $7,605,666, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination continued after December 31, 2018 and additional expenses were incurred and will be incurred in connection with our liquidation. Such expenses may be significant. On March 12, 2018, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time, and on September 26, 2018, we issued an unsecured promissory note, pursuant to which we may borrow up to $1.5 million from Sponsor from time to time. See “Related Party Transactions” below. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make additional loans to us, and we may not be able to raise additional funds from unaffiliated parties.

We had until the Extension Date to complete a Business Combination. As we were unable to complete a Business Combination on or prior to the Extension Date, we (i) ceased all operations except for the purpose of winding up on March 31, 2019, (ii) intend to redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, on April 1, 2019, and (iii) intend to, as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless upon our liquidation.

Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes.

We are currently discussing the payment of outstanding expenses and costs of the Company with third party vendors.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, utilities and secretarial and administrative services to an affiliate of our Sponsor and the deferred underwriting compensation as further described above. The agreement terminates upon the liquidation of the Company and the deferred underwriting compensation is not payable if a Business Combination is not consummated.

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

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, although no such reimbursements will be made from the funds held in the Trust Account.

On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the earliest of (i) March 31, 2019, (ii) the effective date of an initial business combination, and (iii) the termination, for any reason, of the Business Combination Agreement (such earliest date, the “Maturity Date”). Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018.

On September 26, 2018, we issued an unsecured promissory note (as amended, the “Sponsor Note”) pursuant to which we may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with our initial public offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account. The issuance of the Sponsor Note was approved by our board of directors and our audit committee on September 13, 2018.

We and our Sponsor are currently evaluating the treatment of the Sponsor Convertible Note and Sponsor Note given our planned dissolution.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Redeemable Ordinary Shares

The 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest (which interest shall be net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to fall below $5,000,001. Accordingly, at December 31, 2018, 19,517,097 of our 25,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Income/(Loss) per Ordinary Share

Net Income/(loss) per ordinary share is computed by dividing net income/(loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2018, we had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For the periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At December 31, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income/(loss) per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share and allocated amongst the two classes of ordinary shares based on the number of weighted average of outstanding shares in each class as a percentage of total basic shares outstanding for both classes.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2018, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2018, $216,480,408 (including accrued interest) was held in the Trust Account for the purposes of consummating a Business Combination. As we plan to liquidate and dissolve the Company, funds in the Trust Account will be used primarily to pay for redemptions of Class A ordinary shares.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Saban Capital Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saban Capital Acquisition Corp. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2018 and 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years ended December 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

Termination of the Business Combination Agreement

As discussed in note 1 to the consolidated financial statements, the Company terminated the Business Combination Agreement dated September 13, 2018, on February 28, 2019. As a result of the termination, the Company intends to cease all operations starting on March 31, 2019, except for the purpose of winding up, and, within ten business days thereafter, redeem its issued and outstanding Class A ordinary shares and, following the redemption, liquidate and dissolve its business, subject to any required approvals of its remaining shareholders and its board of directors. Our opinion has not been modified as a result of the termination.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

April 1, 2019

Saban Capital Acquisition Corp.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$46,229	$201,002
Prepaid expenses	—	62,947

Total current assets	46,229	263,949
Investments held in Trust Account	216,480,408	251,721,796

Total Assets	$216,526,637	$251,985,745

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued expenses	$5,365,758	$106,756
Accrued interest	16,968	—
Loan payable to Sponsor	2,000,000	—
Due to related party	222,940	3,502

Total current liabilities	7,605,666	110,258
Deferred underwriting compensation	8,750,000	8,750,000

Total Liabilities	16,355,666	8,860,258

Class A ordinary shares subject to possible redemptions; 19,517,097 shares and 23,812,549 shares at December 31, 2018 and December 31, 2017 respectively	$195,170,970	$238,125,486

Shareholders’ equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,640,679 shares and 1,187,451 Class A shares issued and outstanding excluding 19,517,097 and 23,812,549 shares subject to redemption at December 31, 2018 and December 31, 2017, respectively	164	119
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 6,243,480 outstanding at December 31, 2018 and December 31, 2017	624	624
Additional paid-in capital	8,149,071	4,345,929

(Accumulated deficit)/retained earnings	(3,149,858)	653,329

Total Shareholders’ equity	5,000,001	5,000,001

Total liabilities and shareholders’ equity	$216,526,637	$251,985,745

The accompanying notes are an integral part of these consolidated financial statements.

Saban Capital Acquisition Corp.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Interest income	$3,909,940	$1,625,844
Expenses
Professional fees and other expenses	7,696,160	710,862
Interest expense	16,967	—

	7,713,127	710,862
Net (loss)/income attributable to ordinary shares	$(3,803,187)	$914,982

Net (loss)/income per ordinary share:
Class A ordinary shares - basic and diluted	$(0.09)	$0.04

Class F ordinary shares - basic and diluted	$(0.25)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Saban Capital Acquisition Corp.

Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016			1,278,947	$128	6,250,000	$625	$5,260,901	$(261,653)	$5,000,001
Repurchase of 6,520 Class F Shares					(6,520)	(1)	(23)		(24)
Change in Shares Subject to Possible Redemption 23,812,549 shares at redemption value of $10.00 per share			(91,496)	(9)			(914,949)		(914,958)
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		914,982	914,982

Balance at December 31, 2017	—	$—	1,187,451	$119	6,243,480	$624	$4,345,929	$653,329	$5,000,001
Change in Shares Subject to Possible Redemption 19,517,097 shares at redemption value of $10.00 per share			453,228	45			3,803,142		3,803,187
Net income/(loss) attributable to ordinary shares	—	—	—	—	—	—		(3,803,187)	(3,803,187)

Balance at December 31, 2018	—	$—	1,640,679	$164	6,243,480	$624	$8,149,071	$(3,149,858)	$5,000,001

The accompanying notes are an integral part of these consolidated financial statements.

Saban Capital Acquisition Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss)/income attributable to ordinary shares	$(3,803,187)	$914,982
Interest accrued on Investments Held in Trust Account	(3,909,940)	(1,625,844)
Changes in operating assets and liabilities
Prepaid expenses	62,947	100,328
Accrued expenses	5,259,002	25,018
Accrued interest	16,968	—
Due to related party	219,437	(1,347)

Net cash used in by operating activities	(2,154,773)	(586,863)
Cash flows used in investing activities:
Withdrawal from Trust Account upon redemptions	39,151,329	—

Net cash used in by investing activities	39,151,329	—
Cash flows from financing activities:
Loan from Sponsor	2,000,000	—
Redemption of ordinary shares	(39,151,329)	—
Payment for purchase of Class F ordinary shares	—	(24)

Net cash used in financing activities	(37,151,329)	(24)

Net decrease in cash	(154,773)	(586,887)
Cash at beginning of year	201,002	787,889

Cash at end of year	$46,229	$201,002

The accompanying notes are an integral part of these consolidated financial statements.

Saban Capital Acquisition Corp.

Notes to Consolidated Financial Statements

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

At December 31, 2018, the Company had not commenced any significant operations. All activity for the period from March 15, 2016 (“Inception”) through December 31, 2018 relates to the Company’s formation and activities related to the initial public offering of Units (as defined below), each consisting of one of the Company’s Class A ordinary shares and one half of one warrant where each whole warrant entitles the holder to purchase one Class A ordinary share (the “Public Offering”), and activities related to the identification, evaluation and negotiation of Business Combination opportunities. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering and the Private Placement (as defined below). The Company has selected December 31st as its fiscal year end.

The Company announced on March 28, 2019, that it has ceased all operations except for the purpose of winding up and intends to redeem all of its issued and outstanding Public Shares (as defined below).

Cash

Cash consisted of cash held at one U.S. financial institution, and is subject to credit risk to the extent the balance exceeds federal deposit insurance limits.

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

The Company intended to finance a Business Combination with a portion of proceeds from its $250,000,000 Public Offering and $7,000,000 Private Placement (see Note 3). At the Close Date, proceeds from the Public Offering of $250,000,000, net of underwriting discounts of $5,000,000, and $5,000,000 of the Private Placement proceeds, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

The Trust Account

The Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment

Company Act”), which invest only in direct U.S. government obligations. Because the investment of the proceeds will be restricted to these instruments, the Company expects to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. At December 31, 2018, the funds were invested only in money market funds meeting those certain conditions under Rule 2a-7.

Funds will remain in the Trust Account except for the withdrawal of interest to pay taxes, if any, until the redemption of all of the Company’s Public Shares, which is expected to commence on April 1, 2019

Business Combination

On September 13, 2018, the Company entered into the Business Combination Agreement with Panavision Acquisition Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Panavision Acquisition Sub”), Sim Acquisition Sub, Inc., an Ontario corporation and direct wholly owned subsidiary of the Company (“Sim Acquisition Sub”), Panavision Inc., a Delaware corporation (“Panavision”), Sim Video International Inc., an Ontario corporation (“Sim”), and the other parties thereto, as amended on December 11, 2018 (as amended, the “Business Combination Agreement”), pursuant to which, among other things, it was proposed that Panavision and SIM would become direct or indirect wholly owned subsidiaries of the Company (the “Panavision/SIM Business Combination”).

Due to market conditions, delays resulting from the recent partial U.S. government shutdown and the March 31, 2019 termination date of the Company, the Company, Panavision, Sim, the Panavision Holder Representative (as defined in the Business Combination Agreement) and the Sim Holder Representative (as defined in the Business Combination Agreement) jointly determined to terminate the Business Combination Agreement pursuant to a Termination Agreement, dated as of February 28, 2019, by and among such parties, effective as of such date.

As a result of, among other things, the termination of the Panavision/SIM Business Combination (as described above) and the March 31, 2019 deadline to consummate a Business Combination, the Company (i) has ceased all operations except for the purposes of winding up, (ii) intends to, effective, April 1, 2019, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) intends to, as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders (as defined below) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares. However, if the Initial Shareholders acquired Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares.

The resulting redemption of the Company’s Class A ordinary shares will reduce the book value per share for the Founder Shares held by the Initial Shareholders, who would be the only remaining shareholders after such a redemption.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2018 and the results of operations and cash flows for the years presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair values of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented on the balance sheet.

Redeemable Ordinary Shares

All 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets to fall below $5,000,001. Accordingly, at December 31, 2018 and 2017, 19,517,097 and 23,812,549, respectively, of the Company’s 25,000,000 Class A ordinary shares were classified outside of permanent equity at their redemption value.

Net Income/(Loss) per Ordinary Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class F ordinary shares. The Company’s public shareholders have the opportunity to redeem their shares upon the completion of the Business Combination at a per share price that is equal to the aggregate amount then on deposit in the Trust Account including interest, divided by the number of then outstanding Public Shares, subject to certain limitations. Accordingly, the Company uses the two-class method to compute the earnings per ordinary share. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of ordinary shares based on an allocation of undistributed earnings per the rights of each class. At December 31, 2018, the Company had outstanding warrants for the purchase of up to 19,500,000 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net income per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net income/(loss) per ordinary share is equal to basic net income/(loss) per ordinary share. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net loss per share for each class of our ordinary shares:

	Years Ended December 31
	2018		2017
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net income/(loss)	$(2,224,664)	$(1,578,523)	$1,057,100	$(142,118)

Denominator:
Weighted average ordinary shares outstanding	23,968,363	6,243,480	25,000,000	6,247,006
Basic and diluted net income/(loss) per share	$(0.09)	$(0.25)	$0.04	$(0.02)

Use of Estimates

The preparation of the Company’s consolidated balance sheet in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, the Company has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2011 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to the Company or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of the shares or other obligations of the Company or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by the Company to its shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of the Company. Consequently, income taxes have not been reflected in the consolidated Financial Statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Public Offering

In its Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value per share (each, a “Public Share”), and one half of one warrant (“Warrant”). Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless upon the liquidation of the Company.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $5,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount was only payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completed a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount is recorded as deferred underwriting compensation on the Company’s balance sheet.

4. Related Party Transactions

Founder Shares

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Class F ordinary shares (“Founder Shares”) for $25,000, or approximately $0.004 per share. In August 2016, the Company repurchased 99,000 Founder Shares from the Sponsor at their original per share issuance price and subsequently issued such number of Founder Shares pursuant to The 2016 Share Award Plan of the Company for the same per share price to certain individuals who will assist in the evaluation of investment opportunities, including 10,000 Founder Shares to Adam Chesnoff, the Company’s Director, President and Chief Executive Officer, 8,000 Founder Shares to Niveen Tadros, the Company’s Executive Vice President and General Counsel, 6,000 Founder Shares to Fred Gluckman, the Company’s former Executive Vice President and Chief Financial Officer, and 4,000 Founder Shares to Philip Han, the Company’s Executive Vice President and Chief Investment Officer. In September 2016, the Company’s Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees at their original per share issue price. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon consummation of the Public Offering. Following the Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares, each of our three independent directors owned 32,610 Founder Shares, and the other individuals, including our executive officers, held 107,600 Founder Shares. On March 16, 2017, concurrent with Mr. Bruce Rosenblum’s resignation from our board of directors, the Company acquired 25,100 Founders Shares from Mr. Rosenblum and concurrent therewith, in connection with Mr. Casey Wasserman’s appointment to the board of directors, the Company re-issued such 25,100 Founders Shares to Mr. Casey Wasserman, and our Sponsor sold to Mr. Wasserman an additional 7,500 Founders Shares and thereafter held 6,037,070 Founders Shares. On June 26, 2017, the Company entered into agreements to repurchase 6,520 Founder Shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Founder Shares to 6,243,480, and reducing the number of Founder Shares held collectively by individuals previously awarded Founder Shares under the Plan from 107,600 to 101,080. The Sponsor, executive officers, former and current independent directors, and individuals assisting the Company with the evaluation of investment opportunities who have been granted Founder Shares under the Plan, collectively are referred to herein as the “Initial Shareholders”).

The Founder Shares are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) the Initial Shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and the Public Shares in connection with the completion of a Business Combination and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination on or prior to the Extension Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within such time period; (iii) the Founder Shares are automatically convertible into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s Articles; and (iv) the Founder Shares are subject to registration rights. Permitted transferees of the Initial Shareholders will be subject to the same obligations of the Initial Shareholders.

Private Placement Warrants

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 7,000,000 warrants at a price of $1.00 per warrant, or $7,000,000 in the aggregate, in a Private Placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were placed in the Trust Account. The proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless upon the liquidation of the Company.

Registration Rights

The Company agreed to provide the holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans), with certain registration rights pursuant to a registration rights agreement signed on the Close Date requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares).

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors, pursuant to which such investors have collectively subscribed for 5.5 million shares of common stock of the Company (following the Domestication) for an aggregate purchase price equal to $55.0 million (the “PIPE Investment”), $30.0 million of which was proposed to be funded by the Sponsor PIPE Entity, an affiliate of the Sponsor. The PIPE Investment was terminated as a result of the termination of the Panavision/SIM Business Combination.

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

On September 26, 2018, the Company issued an unsecured promissory note (the “Sponsor Note”) pursuant to which the Company may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the earliest of (i) March 31, 2019, (ii) the effective date of an initial business combination, and (iii) the termination, for any reason, of the Business Combination Agreement (such earliest date, the “Maturity Date”), unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with the Public Offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account. The issuance of the Sponsor Note was approved by the Company’s board of directors and its audit committee on September 13, 2018. Executed on September 26, 2018, $500,000 was drawn under the Sponsor Note on October 5, 2018. Additionally, $500,000 was drawn under the Sponsor Note on November 13, 2018.

The Company and the Sponsor are currently evaluating the treatment of the Sponsor Convertible Note and Sponsor Note given the Company’s planned dissolution.

Additionally, on September 21, 2018, the Company and the Sponsor amended the maturity date of the Sponsor Convertible Note. Pursuant to such amendment, all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default.

Due to Related Party

Saban Capital Group LLC is an affiliate of the Sponsor which advanced various costs on behalf of the Company. Total related party advances amounted to $24,918 for the year ended December 31, 2018 and were reported as general and administrative expenses. As of December 31, 2018, the amount due to related party was $222,940. Total related party advances amounted to $32,239 and the amount due were $3,502 for the year ended December 31, 2017 and were reported as general administrative expenses.

Administrative Service Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the

Company. For the year ended December 31, 2018, the Company incurred expenses of $120,000 under this agreement. For the year ended December 31, 2017, the Company incurred expenses of $120,000.

5. Investments Held in Trust Account

At December 31, 2018 and 2017, funds in the Trust Account totaled $216,480,408 and $251,721,796 respectively, and were held in money market funds. The Company used $39,151,329 of the funds to redeem 3,842,224 shares of Class A stock on September 21, 2018.

6. Deferred Underwriting Compensation

The Company was committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters since the Business Combination will not be completed.

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares. Holders of Class A ordinary shares are entitled to one vote for each held on all matters to be voted on by shareholders.

On September 18, 2018, we held an Extraordinary General Meeting, pursuant to which, among other things, our shareholders approved the Extension Amendment. In connection with vote to approve the Extension Amendment, the holders of 3,842,224 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.19 per share, for an aggregate redemption amount of $39.15 million.

At December 31, 2018, there were 25,000,000 Class A ordinary shares issued and outstanding (Public Shares), of which 19,517,097 shares were subject to possible redemption and are classified outside of shareholders’ equity on the balance sheet.

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

On June 26, 2017, the Company entered into agreements to repurchase 6,520 Class F ordinary shares at the initial purchase price, for the total sum of $24, from two individuals no longer providing services to the Company. The repurchase was consummated in July, 2017, at which time such shares were treated as cancelled, reducing the number of issued and outstanding Class F ordinary shares to 6,243,480. At December 31, 2018, there were 6,243,480 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, and the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Public Shares, and which could have anti-takeover effects. At December 31, 2018, there were no preferred shares issued or outstanding.

8. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Three Months Ended March 31, 2018		For the Three Months Ended June 30, 2018		For the Three Months Ended September 30, 2018		For the Three Months Ended December 31, 2018
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$721,956	$—	$957,034	$—	$1,121,940	$—	$1,109,010	$—

Operating expenses:
Professional fees and other expenses	$352,493	$88,031	$1,198,674	$299,356	$3,763,134	$949,317	$807,012	$238,143
Interest expense	$408	$102	$1,955	$488	$3,237	$817	$7,691	$2,269

Numerator:
Allocation of net income/(loss)	$369,055	$(88,133)	$(243,595)	$(299,844)	$(2,644,431)	$(950,134)	$294,307	$(240,412)

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,243,480	25,000,000	6,243,480	24,749,422	6,243,480	21,157,776	6,243,480
Basic and diluted net income/(loss)	$0.01	$(0.01)	$(0.01)	$(0.05)	$(0.11)	$(0.15)	$0.01	$(0.04)

	For the Three Months Ended March 31, 2017		For the Three Months Ended June 30, 2017		For the Three Months Ended September 30, 2017		For the Three Months Ended December 31, 2017
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Revenue:
Interest Income	$210,968	$—	$335,299	$—	$510,478	$—	$569,099	$—

Operating expenses:
Professional fees and other expenses	$178,010	$44,502	$100,175	$25,043	$138,285	$34,542	$152,274	$38,029
Organizational costs	$—	$—	$—	$—	$—	$—	$—	$—

Numerator:
Allocation of net income/(loss)	$32,958	$(44,502)	$235,124	$(25,043)	$372,193	$(34,542)	$416,825	$(38,029)

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,244,756	25,000,000	6,243,480
Basic and diluted net income/(loss)	$0.00	$(0.01)	$0.01	$(0.00)	$0.01	$(0.01)	$0.02	$(0.01)

9. Subsequent Events

On January 28, 2019, $250,000 of the $500,000 available under the Sponsor Note executed on September 26, 2018 was drawn.

On February 28, 2019, the Company entered into a Termination Agreement, pursuant to which, among other things, the Business Combination Agreement was terminated. As a result of the termination of the Business Combination Agreement and the March 31, 2019 deadline for the Company to consummate a Business Combination, pursuant to its Amended and Restated Memorandum and Articles of Association, the Company (1) has ceased all operations except for the purpose of winding up, (2) we intend to redeem all of its issued and outstanding Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, on April 1, 2019, and (3) we intend to, as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although such funds will likely not be sufficient for such purpose. We have requested that the Trustee release to us an additional amount of $50,000 of the accrued interest to pay a portion of such costs and expenses. We are in the process of negotiating the payment of all remaining costs and expenses owed to third parties. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00.

Management has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements, noting no other items which require adjustments or disclosure as of December 31, 2018.

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

As of December 31, 2018, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting U.S. principles generally accepted. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our President and Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Haim Saban	74	Chairman
Adam Chesnoff	53	Director, President and Chief Executive Officer
James A. Rasulo	62	Director
Chase Carey	65	Director
Casey Wasserman	44	Director
Greg Ivancich	50	Chief Financial Officer
Philip Han	49	Executive Vice President and Chief Investment Officer
Niveen Tadros	45	Executive Vice President and General Counsel

Our directors, director nominees and executive officers are as follows:

Mr. Haim Saban has served as Chairman of the board of directors of the Company since September 15, 2016. Mr. Saban has served as Chairman and Chief Executive Officer of Saban Capital, the general partner of the controlling equity owner of Sponsor (“Saban Capital”), since 2002 and as a member of the board of certain Saban Capital affiliated non-public entities, including Sponsor. Mr. Saban also has served as Chairman of the Board of Directors of Univision Communications since 2007. Mr. Saban also serves on boards of certain Saban Capital affiliated entities. From June 1997 to October 2001, Mr. Saban served as Chairman and Chief Executive Officer of Fox Family Worldwide. Mr. Saban’s qualifications to serve as our Chairman include over forty years of experience investing and operating publicly listed and privately held companies around the world. In addition, Mr. Saban previously served on the Board of Directors of ProSiebenSat.1 Media AG as chairman of the supervisory board, Television Francaise 1, the largest commercial broadcaster in France and DirecTV, Inc. Since April 29, 2016, Mr. Saban has been a member of the Board of Directors of LA2028 (formerly LA 2024), a 501(c)(3) originally working to secure the City of Los Angeles’ to host the 2024 Olympic and Paralympic Games, and currently working to support the 2028 games to be hosted in Los Angeles. Mr. Saban also serves on the national and regional board of Friends of the Israel Defense Forces. Mr. Saban is an officer and a member of the board of directors of the Saban Family Foundation and is an officer of the Cheryl Saban Self-Worth Foundation for Women and Children. Mr. Saban is well-qualified to serve as a director because of his business expertise, including in the media and entertainment industries.

Mr. Adam Chesnoff has served as President and Chief Executive Officer and a director of the Company since March 2016. Mr. Chesnoff also has served as the President and Chief Operating Officer of Saban Capital since 2002, and as a member of the boards of several of Saban Capital’s affiliated non-public companies, including Sponsor. Mr. Chesnoff has served as a member of board of directors of Partner Communications (Chairman) since 2013, a member of the board of directors of Celestial Tiger Entertainment Ltd. since 2012, as a member of the board of directors of Univision Communications from 2007 through January, 2018, and since May 2018. From February 1997 to October 2001, Mr. Chesnoff served as Vice President of Fox Family Worldwide. Mr. Chesnoff’s qualifications to serve as a director include serving on boards of directors of public and private companies around the world. Mr. Chesnoff previously served on the boards of directors of ProSiebenSat.1 Media AG, Bezeq The Israeli Telecommunication Corp Ltd. and Media Nusantara Cinta Tbk. Mr. Chesnoff holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from the University of California, Los Angeles. Mr. Chesnoff is an officer and a member of the board of directors of the Saban Family Foundation and is an officer of the Cheryl Saban Self-Worth Foundation for Women and Girls. Mr. Chesnoff is well-qualified to serve as one of the Company’s directors because of his business experience in the entertainment industry.

Mr. Chase Carey has served as a director of the Company since September 15, 2016. Mr. Carey has served as Chairman of the Board of Directors of Delta Topco Limited and Formula One Management Limited since

September 2016 and as Chief Executive Officer of Formula One Management Limited since January 2017. Mr. Carey has also served as a Director of Sky, Plc. since January 2013. Mr. Carey has served as Vice Chairman of 21st Century Fox since July 2016. Mr. Carey served as the President and Chief Operating Officer of 21st Century Fox. Mr. Carey also served as Deputy Chairman of the Board of Directors of 21st Century Fox from 2009 to 2015 and as Executive Vice Chairman from July 2015 to June 2016. Previously, Mr. Carey was President and Chief Executive Officer of DIRECTV, Inc., where he led the operations and strategic direction of the DIRECTV, Inc. companies—which include DIRECTV in the United States and DIRECTV Latin America. Mr. Carey was elected to the position in 2003 by the company’s Board of Directors. Mr. Carey also served on The DIRECTV, Inc. Group Board of Directors. Prior to joining DIRECTV, Inc., Mr. Carey was co-Chief Operating Officer of News Corporation (now known as 21st Century Fox) and Chairman and Chief Executive Officer of the Fox Television Group. Mr. Carey holds a BS in Math and Economics from Colgate University and an MBA from Harvard Business School. Mr. Carey is also a Trustee Emeritus at Colgate University. Mr. Carey is well-qualified to serve as a director because of his business expertise, including in the media, entertainment and sports industries.

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

Mr. Casey Wasserman has served as a director of the Company since March 16, 2017. Casey Wasserman is the Chairman and Chief Executive Officer of Wasserman, a leading sports, entertainment and lifestyle marketing and management agency that represents brands, properties and talent on a global basis. Mr. Wasserman is the Chairman of the 2028 Los Angeles Games, a position held since 2014 when Los Angeles Mayor Eric Garcetti appointed Mr. Wasserman to head the city’s now successful Olympic and Paralympic host efforts. Mr. Wasserman also serves as President and CEO of the Wasserman Foundation, a private family foundation founded in 1952 by his grandparents Lew and Edie Wasserman. The foundation currently funds in the areas of education, arts and culture, service and global initiatives. Mr. Wasserman is a Trustee of the Los Angeles County Museum of Art, and a board member of several renowned philanthropic organizations including The Jules Stein Eye Institute, The LBJ Presidential Library and The Motion Picture Television Fund. Wasserman serves on the boards of directors of Activision Blizzard, Inc. and the digital media company, Vox Media, Inc. He holds a B.A. in Political Science from UCLA and resides in Los Angeles. Mr. Wasserman is well-qualified to serve as a director because of his expertise in the entertainment, sports and lifestyle marketing and business related experience.

Mr. Greg Ivancich has served as Chief Financial Officer of the Company since May 2018. Mr. Ivancich has served as CFO of Saban Capital since March 2018. Mr. Ivancich joined Saban Capital from Exeter Property Group, a Pennsylvania-based real estate private equity firm (“Exeter”), where he served as Principal and a founding partner of Exeter’s international business from April 2013 to March 2018 and held roles overseeing financial reporting, capital raising, operations and acquisitions in the US and Europe. Prior to Exeter, Mr. Ivancich spent his career as an investment banker to the real estate industry where he advised public and private companies on initial public offerings, mergers and acquisitions, and public capital markets transactions. Mr. Ivancich’s roles included Director of Real Estate Investment Banking at Barclays, Executive Director of Real Estate Investment Banking at Morgan Stanley, and COO/Director of Real Estate Investment Banking at Credit Suisse.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The first class of directors, consisting of Chase Carey, James Rasulo, and Casey Wasserman, were re-appointed at our first annual meeting of shareholders, with their current term to expire at the 2021 annual meeting of shareholders. The term of office of the second class of directors, consisting of Haim Saban and Adam Chesnoff, will expire at the 2020 annual meeting of shareholders.

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

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Compensation committee interlocks and insider participation

We have elected not to provide the information required under this item pursuant to the rules applicable to smaller reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has. As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors materially affected our ability to complete a Business Combination.

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

None of our executive officers or directors have received any cash compensation for services rendered to us, except with respect to grants under the Plan described below. Commencing on September 15, 2016, through our liquidation, we pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Our Sponsor, officers, directors and any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their respective affiliates.

On August 19, 2016, we adopted the Plan. The purpose of the Plan is to provide incentive to our independent directors, employees and consultants to further our growth, development and financial success through the ownership of our shares by them. The Plan provides that we may grant employees, consultants and/or independent directors Founder Shares and may require the grantees to pay a price for such shares. The aggregate number of shares available for grant under the Plan is 150,000 Founder Shares. Unless otherwise provided in an applicable award agreement, all Founder Shares issued pursuant to the Plan are subject to repurchase by us, at our option, at fair market value on the termination of employment, directorship or consultancy, as applicable, on or before a Business Combination. If such termination was for cause, as such term is defined in the Plan, the holder resigns for any reason on or before a Business Combination or the holder breaches restrictive covenants to which the holder is subject, the repurchase price paid by us will be the lesser of the cost and fair market value of such shares. In addition, the form of the award agreement used for the initial awards described below provides that in case of a termination for cause, all Founder Shares granted to the grantee will be forfeited. Under the Plan, our board of directors (or a committee or a subcommittee designated by the board of directors) shall administer and make all determinations with respect to the Plan. The Plan provides that the shares issued thereunder will be subject to certain transfer restrictions, including restrictions on transfers prior to a Business Combination.

On April 11, 2016, the Company’s Sponsor purchased 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. In August 2016, our board of directors granted an aggregate of 99,000 Founder Shares under the Plan, including 10,000 shares to Adam Chesnoff, our Director, President and Chief Executive Officer, 8,000 shares to Niveen Tadros, our Executive Vice President and General Counsel, 6,000 shares to Fred Gluckman, our former Executive Vice President and Chief Financial Officer, and 4,000 shares to Philip Han, our Executive Vice President and Chief Investment Officer. The remaining Founder Shares granted under the Plan in August 2016 were granted to other individuals that are not our directors or executive officers. In exchange for such grants, the grantees paid $0.004 per Founder Share received under the Plan. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon the closing of the Public Offering. Following our Public Offering and the pro rata share capitalization, our Sponsor held 6,044,570 Founder Shares and each of our three independent directors held 32,610 Founder Shares and the other individuals, including our executive officers, who were originally issued 99,000 Founder Shares under The 2016 Share Award Plan held 107,600 Founder Shares. As of December 31, 2018 there were 51,000 additional Founder Shares available for grant under the Plan.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

On August 19, 2016, we adopted the Plan. The purpose of the Plan is to provide incentive to our independent directors, employees and consultants to further our growth, development and financial success through the ownership of our shares by them. The Plan provides that we may grant employees, consultants and/or independent directors Founder Shares and may require the grantees to pay a price for such shares. The aggregate number of shares available for grant under the Plan is 150,000 Class F ordinary shares. Unless otherwise provided in an applicable award agreement, all Founder Shares issued pursuant to the Plan are subject to repurchase by us, at our option, at fair market value on the termination of employment, directorship or consultancy, as applicable, on or before a Business Combination. If such termination was for cause, as such term is defined in the Plan, the holder resigns for any reason on or before a Business Combination or the holder breaches restrictive covenants to which the holder is subject, the repurchase price paid by us will be the lesser of the cost and fair market value of such shares. In addition, the form of the award agreement used for the initial awards described below provides that in case of a termination for cause, all Founder Shares granted to the grantee will be forfeited. Under the Plan, our board of directors (or a committee or a subcommittee designated by the board of directors) shall administer and make all determinations with respect to the Plan. The Plan provides that the shares issued thereunder will be subject to certain transfer restrictions, including restrictions on transfers prior to a Business Combination.

In August 2016, our board of directors granted an aggregate of 99,000 Founder Shares under the Plan, including 10,000 shares to Adam Chesnoff, our Director, President and Chief Executive Officer, 8,000 shares to Niveen Tadros, our Executive Vice President and General Counsel, 6,000 shares to Fred Gluckman, our former Executive Vice President and Chief Financial Officer, and 4,000 shares to Philip Han, our Executive Vice President and Chief Investment Officer. The remaining Founder Shares granted under the Plan in August 2016 were granted to other employees and consultants that are not our directors or executive officers. In exchange for such grants, the grantees paid $0.004 per Founder Share received under the Plan. On September 15, 2016, we effected a pro rata share capitalization resulting in an increase in the total number of Founder Shares outstanding from 5,750,000 to 6,250,000 in order to maintain the ownership of Founder Shares by our Initial Shareholders at 20% of our issued and outstanding shares upon the closing of the Public Offering. As of December 31, 2018 there were 51,000 additional Founder Shares available for grant under the Plan.

The following table sets forth information available to us as at March 25, 2019 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially own ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 25, 2019.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)		Approximate Percentage of Class A Ordinary Shares	Approximate Percentage of Class F Ordinary Shares		Approximate Percentage of Ordinary Shares(2)
Saban Sponsor LLC (our sponsor)(3)(4)	6,037,070	(2)	—	96.7%		22.0%
Haim Saban(3)(4)	6,037,070	(2)	—	96.7%		22.0%
Governors Lane LP(6)	2,000,000		9.5%	—		7.3%
Weiss Asset Management LP(11)	1,874,000		8.9%	—		6.8%
Polar Asset Management Partners Inc.(7)	1,500,000		7.1%	—		5.5%
Moore Capital Management, LP(8)	1,500,000		6.0%	—		5.5%
Hudson Bay Capital Management LP(5)	1,137,500		5.3%	—		4.2%
Adam Chesnoff(4)(9)	10,870		—	—		*
James Rasulo(4)(10)	32,610		—	—		*
Chase Carey(4)	32,610		—		*	*
Casey Wasserman(4)	32,610	(2)	—		*	*
Greg Ivancich(4)(13)	—	(2)	—		*	*
Philip Han(4)	4,350	(2)	—		*	*
Niveen Tadros(4)	8,700		—		*	*
All directors and executive officers as a group (8 individuals)(4)	6,158,820		—	98.6%		22.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 10100 Santa Monica Boulevard, 26th Floor, Los Angeles, California 90067.
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

(5)

According to the Schedule 13G filed on February 5, 2019, Hudson Bay Capital Management LP and Sander Gerber share voting and dispositive power over the 1,137,500 shares reported (including 969,392 Class A Ordinary Shares issuable upon exercise of warrants). The business address for this shareholder is 777 Third Avenue, 30th Floor, New York, NY 10017.

(6)

According to the Schedule 13G/A filed on February 14, 2019, Governors Lane Master Fund LP, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre share voting and dispositive power over the 1,735,997 shares reported, and Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre share voting and dispositive power over 2,000,000 shares reported. The business address for Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. The business address for each of the other shareholders is c/o Governors Lane LP 510 Madison Avenue, 11th Floor, New York, New York 10022.

(7)

According to the Schedule 13G/A filed on February 14, 2019 filed by Polar Asset Management Partners Inc. The business address for this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(8)

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

(9)	Mr. Chesnoff is our President and Chief Executive Officer and one of our directors.
(10)	The Founders Shares are owned by The Rasulo Family Trust dated 12/15/10, for which James Rasulo is the trustee, and for which voting and investment control are exercised by Mr. Rasulo.
(11)

According to the Schedule 13G/A filed on February 14, 2019, BIP GP LLC, Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss share voting and dispositive power over 1,255,580 shares reported and Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss share voting and dispositive power over 1,874,000 shares reported. The business address for each of these shareholders is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

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

The Founder Shares are identical to the Class A ordinary Shares included in the Units sold in the Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination and (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete a Business Combination on or prior to the Extension Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete a Business Combination within such time period; (iii) the Founder Shares are automatically convertible into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the Company’s amended and restated memorandum and articles of association; and (iv) the Founder Shares are subject to registration rights. Permitted transferees of our Initial Shareholders will be subject to the same obligations of our Initial Shareholders.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold The proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless upon the liquidation of the Company.

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

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, although no such reimbursements will be made from the proceeds of the Public Offering held in the Trust Account.

On March 12, 2018, we issued the Sponsor Convertible Note, pursuant to which we may borrow up to $1,000,000 from our Sponsor from time to time. The Sponsor Convertible Note bears interest at a rate of 1.96% per annum and all unpaid principal under the Sponsor Convertible Note including accrued interest thereon will be due and payable in full on the Maturity Date (pursuant to an amendment entered into on September 21, 2018). Our Sponsor will have the option to convert any amounts outstanding under the Sponsor Convertible Note, up to $1,000,000 in the aggregate, into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the Private Placement Warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. Under the Sponsor Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account. The issuance of the Sponsor Convertible Note was approved by our board of directors and our audit committee on March 12, 2018.

On September 26, 2018, the Company issued the Sponsor Note pursuant to which the Company may borrow up to $1.5 million from Sponsor. The Sponsor Note bears interest at a rate of 2.51% per annum and all unpaid principal under the Sponsor Note including accrued interest thereon will be due and payable in full on the Maturity Date, unless accelerated upon the occurrence of customary events of default. Under the Sponsor Note, Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account established in connection with our initial public offering, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the trust account.

We and our Sponsor are currently evaluating the treatment of the Sponsor Convertible Note and Sponsor Note given our planned dissolution.

We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Administrative Services Agreement

Effective September 15, 2016, the Company entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services and support services to an affiliate of the Company’s Sponsor. The agreement terminates upon the liquidation of the Company. For the year ended December 31, 2018 and for the year ended December 31, 2017, the Company incurred expenses of $120,000 and $120,000, respectively under this agreement.

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

Director Composition and Standstill Agreement

On September 13, 2018, concurrently with the execution of the Business Combination Agreement, the Company, Sponsor and certain other parties thereto entered into the Director Composition and Standstill Agreement, pursuant to which, among other things, (i) a representative of the Panavision shareholders and Sponsor were proposed to each have certain rights to designate directors to the board of directors of the Company following the consummation of the Panavision/SIM Business Combination, (ii) certain Panavision shareholders and Sponsor agreed not to take certain actions in respect of the members of the board of directors of the Company designated by Sponsor or the such Panavision shareholders, as applicable, following the consummation of the Panavision/SIM Business Combination, (iii) the representative of the Panavision shareholders and Sponsor each were provided certain negative consent rights with respect to certain future actions taken by the Company and its subsidiaries following the proposed consummation of the Panavision/SIM Business Combination, and (iv) each of the Company and Sponsor agreed to take certain actions in connection with, or to facilitate, the Panavision/SIM Business Combination. As a result of the termination of the Business Combination Agreement, effective as of February 28, 2019, this agreement was automatically terminated with no further force or effect.

PIPE Investment

On September 13, 2018, concurrently with the execution of the Business Combination Agreement, we entered into subscription agreements with certain investors pursuant to which such investors collectively subscribed for 5.5 million shares of our common stock (after giving effect to the Domestication) for an aggregate purchase price equal to $55.0 million (the “PIPE Investment”), $30.0 million of which was proposed to be funded by an affiliate of the Sponsor. As a result of the termination of the Business Combination Agreement, effective as of February 28, 2019, each of the subscription agreements entered into in connection with the PIPE Investment was automatically terminated with no further force or effect.

Termination Agreement

Due to market conditions, delays resulting from the recent partial U.S. government shutdown and the March 31, 2019 termination date of the Company, the Company, Panavision, Sim, the Panavision Holder Representative (as defined in the Business Combination Agreement) and the Sim Holder Representative (as defined in the Business Combination Agreement) jointly determined to terminate the Business Combination Agreement pursuant to a Termination Agreement, dated as of February 28, 2019, by and among such parties, effective as of such date.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Audit Fees(1)	$140,786	$89,250
Audit-Related Fees(2)	825,500	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$966,286	$89,250

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The audit-related fees for 2018 represent advisory services related to due diligence pertaining to the business combination that was terminated on February 28, 2019.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of September 13, 2018, by and among Saban Capital Acquisition Corp., Panavision Acquisition Sub, Inc., SIM Acquisition Sub, Inc., Panavision Inc., SIM Video International Inc. and each of the Holder Representatives named therein (incorporated by reference to Exhibit 2.1 filed with the Current Report on Form 8-K filed by the Registrant on September 14, 2018).

3.1	Amended and Restated Memorandum and Articles of Association of Saban Capital Acquisition Corp. as amended by the Amendment to the Amended and Restated Memorandum and Articles of Association of Saban Capital Acquisition Corp. adopted on September 18, 2018 (incorporated by reference to Exhibit 3.1 filed to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on August 23, 2016).

4.4	Warrant Agreement, dated as of September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.1	Form of Letter Agreement, dated September 15, 2016, among the Company, its officers and directors and Saban Sponsor LLC. (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.2	Investment Management Trust Agreement, dated as of September 15, 2016, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.3	Registration Rights Agreement, dated as of September 15, 2016, among the Company, Saban Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on September 21, 2016).

10.4	Administrative Services Agreement, dated September 15, 2016, between the Company and Saban Capital Group, Inc. (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on September 15, 2016).

10.5	Sponsor Warrants Purchase Agreement, dated as of September 15, 2016, between the Company and Saban Sponsor LLC (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on September 21, 2016).

Exhibit Number	Description

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on August 23, 2016).

10.7	Promissory Note, dated as of April 11, 2016, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on August 23, 2016).

10.9	Securities Subscription Agreement, dated April 11, 2016, between the Registrant and Saban Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on August 23, 2016).

10.10	The 2016 Share Award Plan (incorporated by reference to Exhibit 10.9 filed with the Form S-1 filed by the Registrant on September 8, 2016).

10.11	Form of Award Agreement under The 2016 Share Award Plan (incorporated by reference to Exhibit 10.10 filed with the Form S-1 filed by the Registrant on September 8, 2016).

10.12	Convertible Promissory Note, dated as of March 12, 2018, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.12 filed with the Annual Report on Form 10-K filed by the Registrant on March 14, 2018).

10.13	Amendment No. 1, dated as of September 18, 2018, to the Investment Management Trust Agreement, dated as of September 15, 2016, between Saban Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 21, 2018).

10.14	Promissory Note, dated as of September 26, 2018, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 27, 2018).

10.15	Amendment No. 1, dated as of September 21, 2018, to the Promissory Note, dated as of March 12, 2018, issued to Saban Sponsor LLC (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 27, 2018).

10.16	Form of Subscription Agreements between Saban Capital Acquisition Corp. and each of the investors thereto (incorporated by reference to Exhibit 10.4 filed to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2018).

10.17	Director Composition and Standstill Agreement, dated as of September 13, 2018, by and among, Saban Capital Acquisition Corp., Saban Sponsor LLC, Saban Sponsor II LLC and the other parties thereto (incorporated by reference to Exhibit 10.5 filed to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2018).

10.18	Employment Agreement between Saban Capital Acquisition Corp. and Kimberly Snyder (incorporated by reference to Exhibit 10.6 filed to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2018).

10.19	Employment Agreement between Saban Capital Acquisition Corp. and Bill Roberts (incorporated by reference to Exhibit 10.7 filed to the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2018).

10.22	Termination Agreement, dated as of February 28, 2019, by and among Saban Capital Acquisition Corp., Panavision Inc., Sim Video International Inc., Cerberus PV Representative, LLC and Granite Film and Television Equipment Rentals Inc. (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on February 28, 2019).

21.1	List of subsidiaries of Saban Capital Acquisition Corp (incorporated by reference to Exhibit 21.1 filed to the Registration Statement on Form S-4 filed by the Registrant on December 11, 2018).

24.1*	Power of Attorney (included on the signature pages herein).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16.	Form 10K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABAN CAPITAL ACQUISITION CORP.

Date: April 1, 2019	By:	/s/ Adam Chesnoff
Adam Chesnoff
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Chesnoff and Greg Ivancich and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Haim Saban	Chairman	April 1, 2019
Haim Saban

/s/ Adam Chesnoff	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 1, 2019
Adam Chesnoff

/s/ Greg Ivancich	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Greg Ivancich

/s/ Casey Wasserman	Director	April 1, 2019
Casey Wasserman

/s/ Chase Carey	Director	April 1, 2019
Chase Carey

/s/ Jay Rasulo	Director	April 1, 2019
Jay Rasulo